Form 10-K
period 2022-03-31
Neptune Wellness Solutions Inc.
filed 2022-07-08
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33526

NEPTUNE WELLNESS SOLUTIONS INC.

(Exact name of Registrant as specified in its Charter)

Québec	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
545 Promenade du Centropolis, Suite 100 Laval, Québec Canada	H7T 0A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (450) 687-2262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NEPT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 7, 2022, was $9,822,620.

The number of shares of Registrant’s Common Stock outstanding as of July 7, 2022 was 7,614,434.

Auditor PCAOB Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montréal, QC, Canada

Former Auditor PCAOB Firm Id: 1263 Former Auditor Name: Ernst & Young LLP Former Auditor Location: Montréal, QC, Canada

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022 are incorporated herein by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report" or “Form 10-K”) contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-K regarding the prospects of Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us”, or “our”) the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. The Company cautions readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to the risks described in Item 1A-”Risk Factors” of this Form 10-K.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, the Company undertakes no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

Risks Factors Summary

Set forth below is summary of some of the principal risks the Company faces:

•
our ability to successfully manage our liquidity and expenses, and continue as a going concern;
•
our ability to complete the planned divestiture of our cannabis business;
•
our ability to maintain customer relationships and demand for our products;
•
the impact of current and future substantial litigation, investigations and proceedings;
•
the overall business and economic conditions;
•
the potential financial opportunity of our addressable markets;
•
the competitive environment;
•
the protection of our current and future intellectual property rights;
•
our ability to recruit and retain the services of our key personnel;
•
our ability to develop commercially viable products;
•
our ability to pursue new business opportunities;
•
our ability to obtain financing on reasonable terms or at all;
•
our ability to integrate our acquisitions and generate synergies; and
•
the impact of new laws and regulations in Canada, the United States or any other jurisdiction in which we currently do or intend to do business.

In this Annual Report on Form 10-K, all dollar amounts are in United States Dollars unless otherwise indicated.

PART I

Item 1. Business.

OVERVIEW

GENERAL

Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us” or “our”) is a modern consumer packaged goods ("CPG") company driven by a singular purpose: to transform the everyday for a healthier tomorrow. Neptune is a diversified and fully integrated health and wellness company with multiple brand units. With a mission to redefine health and wellness, Neptune is focused on building a broad portfolio of high quality, affordable consumer products in response to long-term secular trends and market demand for natural, plant-based, sustainable and purpose-driven lifestyle brands. The Company utilizes a highly flexible, cost efficient manufacturing and supply chain infrastructure that can be scaled up and down or into adjacent product categories to identify new innovation opportunities, quickly adapt to consumer preferences and demand, and bring new products to market through its mass retail partners and e-commerce channels. Leveraging decades of expertise in extraction and product formulation, Neptune is a provider of turnkey product development and supply chain solutions to business customers across several health and wellness verticals, including nutraceuticals and white label consumer packaged goods. Neptune has expanded its operations since June 2020 into several brand units in order to better address its markets. The main brand units are the following: Nutraceuticals, Beauty & Personal Care, and Organic Foods & Beverages. All amounts in this Annual Report are in US dollars, unless otherwise noted.

HISTORY

Neptune was incorporated under Part IA of the Companies Act (Québec) on October 9, 1998 under the name Neptune Technologies & Bioressources Inc. Since its incorporation, Neptune has amended its articles of incorporation on numerous occasions. The Company first amended its articles on May 30, 2000 to convert its then issued and outstanding shares into newly-created classes of shares. The Company’s articles were also amended on May 31, 2000 to create Series A Preferred Shares. On August 29, 2000, the Company converted all its issued and outstanding Class A shares into Class B subordinate shares. On September 25, 2000, the Company further amended its share capital to eliminate its Class A shares and converted its Class B subordinate shares into Common Shares. On November 1, 2013, the Company amended its articles of incorporation to reflect certain changes to items relating to board matters. The Company’s Common Shares are listed and posted for trading on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol, “NEPT”.

On June 9, 2022, we effected a one for thirty five (1-for-35) reverse split of our common shares, which we refer to as the “Share Consolidation,” as approved by our Board of Directors. Trading of our common shares on both the TSX and NASDAQ on a post-consolidated basis commenced as of the open of markets on June 13, 2022.

OUR PROPERTIES AND OPERATIONS

Our headquarters is located in leased offices in Laval, Québec, where our general and administrative departments primarily operate. We also lease laboratory space in Laval, Quebec where testing and development of many of our products takes place. We lease offices in Jupiter, Florida which will serve as the U.S. headquarters once leasehold improvements are completed which is expected to be in the second quarter of fiscal year 2023.

We own a production facility in Sherbrooke, Quebec where we conduct our cannabis operations including laboratory testing. On June 8, 2022, we announced the planned accelerated divestiture of our cannabis business which would include the sale of our cannabis brands and the Sherbrooke building in one or more transactions.

We also lease a production facility in Conover, North Carolina and have leased offices in Vaudreuil, Province of Québec, Canada and leased offices in Montvale, New Jersey. All of these facilities are unoccupied. The Conover facility housed our SugarLeaf operations, and we are in the process of selling the remaining equipment and prepare the building to be returned to the lessor in the third quarter of our fiscal year 2023. The Vaudreuil offices were previously used for the Company’s Biodroga business. The Montvale offices previously served as the headquarters for Sprout. The Company is attempting to sub-lease the Vaudreuil and Montvale offices.

BUSINESS STRATEGY

Neptune’s vision is to change consumer habits through the creation and distribution of environmentally friendly, ethical and innovative consumer product goods. Our mission is to redefine health and wellness and help humanity thrive by providing sustainable consumer focused solutions. Despite the decline in global economic activity since the outbreak of the COVID-19 virus, Neptune has taken transformative, and successful, actions to increase its sales, distribution and reach in both the business-to-business (“B2B”) and business-to-consumer (“B2C”) model in the consumer-packaged goods (“CPG”) market. Neptune has a dual go-to market B2B and B2C strategy focused on expanding its global distribution reach. The strategy sets Neptune apart from its competition and has started to yield consistent, long-term revenue opportunities for the Company.

The Company's long-term strategy is focused on the health and wellness sector with an emphasis on select CPG verticals, including Nutraceuticals, Beauty & Personal Care, and Organic Foods & Beverages. Neptune's current brand portfolio across these verticals include Sprout®, Neptune Wellness™, Forest Remedies®, and MaxSimil®.

On June 9, 2021, Neptune announced a multi-year licensing agreement between Sprout and CoComelon, the world's leading children's entertainment brand, owned and operated by Moonbug Entertainment. In addition, on July 27, 2021, an initial launch was announced for Sprout products into Canada, in Metro grocery stores in the province of Ontario.

Neptune’s future will be focused on brand creation, accelerating organic growth with emphasis on increased efficiency and margin expansion. This will be complimented by accretive acquisitions with a proven track record of operational excellence. On July 22, 2021, the Company launched Forest Remedies’ plant-based Omega 3-6-9 gummies and soft gels. Neptune is focused on expanding its exclusive Omega-3 delivery technology MaxSimil® while improving growth and profitability in its Nutraceuticals vertical. The MaxSimil® product lineup will be expanded with the launch of two new consumer products: MaxSimil® with CoQ10 and MaxSimil® with Curcumin. Additionally, the Company launched a new consumer line of Vitamin Sprays and Pumps for both children and adults with selected retail partners. To support anticipated accelerated growth, the Nutraceuticals U.S. sales force has been expanded to maximize awareness and distribution of the capabilities and expertise in CBD formulation, prebiotics and probiotics, and proteins within this important vertical.

PRODUCTS, PRINCIPAL MARKETS, METHODS OF DISTRIBUTION AND BRANDS

Products

Our Nutraceutical, Beauty and Personal care products and Organic Foods and Beverages are manufactured by third party manufacturers. In order to meet demand for our products, we have developed relationships with selected contract manufacturers. We believe that we are not dependent on any single contract manufacturer and that, if necessary, our current selected contract manufacturers could be replaced with minimal disruption to our operations.

We currently purchase raw materials for the manufacturing of our products from suppliers recognized for their quality and consistency. Our quality control staff requires full disclosure on the part of our suppliers and we periodically conduct on-site audits of their facilities. For strategic reasons, certain of our key raw materials are sourced from single suppliers. However, in the event that we were unable to source an ingredient from a current supplier, we believe that we could generally obtain the same ingredient or an equivalent from an alternative supplier, with minimal disruption to our operations.

Canadian Cannabis Products - Extracts and Formulations

We retrofitted our existing production facility located in Sherbrooke, Province of Québec, Canada to comply with Health Canada requirements under the Cannabis Act, in order to produce our cannabis extracts and formulations at our existing site. Our GMP (Good Manufacturing Practices, mandated by the Natural Health Products Directorate of Health Canada) production facility features robust safety measures and equipment, which allows for enhanced manufacturing practices. We also operate a laboratory at our facility, which allows us to conduct research, new product development and quality control analysis in-house.

As a condition for obtaining our license to produce cannabis oil under the Cannabis Act, Health Canada required multiple compliance measures to be taken, including the addition of physical barriers, visual monitoring, recording devices, intrusion detection, as well as other important controls around access to the Company’s existing Sherbrooke facility.

On June 8, 2022, the Company announced a planned accelerated divestiture of the Canadian cannabis business including the sale of our cannabis brands and the Sherbrooke building in one or more transactions.

MARKETS

Nutraceuticals

Neptune offers a variety of specialty ingredients, including our licensed specialty ingredient MaxSimil®, a technology that helps increase digestion and absorption of fat-soluble and nutritional ingredients. Additionally, the Company sources a variety of other marine oils, seed oils and specialty ingredients that are available for sale as raw material or transformed into finished products. The Company has recently launched a new line of Vitamin Sprays and Pumps for both children and adults. Neptune is focused on expanding its exclusive Omega-3 delivery technology MaxSimil® while improving growth and profitability in its Nutraceuticals vertical through its brand Biodroga.

Neptune’s core strength is product innovation with a focus on specialty ingredients offered in bulk soft gels and liquid delivery systems. The Company continues to expand its delivery system capabilities with projects for pumps, sprays, roll-ons and CBD enhancements. All of Neptune’s Nutraceutical products are available under distributors’ private labels, primarily sold in the Canadian and U.S. nutraceutical markets. Neptune, through its nutraceuticals products business, also formulates, develops and provides customers with turnkey nutrition solutions.

Beauty & Personal Care

The Company sells wellness products to the Beauty & Personal Care market through its Forest Remedies brand. Forest Remedies offers plant-based supplements, including first-of-its kind multi-omega gummies and soft gels with packaging that is 100% plastic-free. Neptune announced, on March 10, 2022, the launch of its Forest Remedies Multi Omega 3-6-9 line of supplements into more than 340 Sprouts Farmers Market stores across the U.S. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

Organic Foods and Beverages

In February 2021, Neptune acquired a controlling interest in Sprout Foods, Inc., an organic plant-based baby food and toddler snack company. Sprout is an integral piece of Neptune’s health and wellness portfolio and represents a key brand within the Organic Foods and Beverages vertical. Since completing the Sprout acquisition, the Company has begun expansion efforts in Sprout’s distribution across substantially all of Target’s U.S. retail stores. The Company also announced, on July 27, 2021, the initial launch of Sprout products into Canada, in Metro grocery stores in the province of Ontario. Neptune further expects to launch Sprout products in North America throughout the remainder of the fiscal year. The Company expects the Neptune/Sprout combination to result in significant incremental revenue growth, with several near and long-term revenue synergy opportunities identified within Neptune’s existing relationships and current sales channels. As described above, Neptune also announced on June 9, 2021, an exclusive multi-year licensing agreement between Sprout and CoComelon, the #1 children’s entertainment and educational show in the world with more than 110 million subscribers worldwide. We expect to announce product availability and provide additional information about the rollout of CoComelon licensed products in the near future.

SALES AND DISTRIBUTION

Nutraceutical Products

The Company sells its nutraceutical products mainly in bulk softgels or liquids to multiple distributors and customers, who commercialize these products under their private label. While the Company may have orders in place with approximately 100 different distributors and customers at any one time, the majority of the Company’s sales are concentrated with a small group of distributors and customers. Agreements with these distribution partners may be terminated or altered by them unilaterally in certain circumstances.

Beauty & Personal Care

The Company sells its Beauty and Personal Care products through distributors and directly to retail outlets in the United States. It also sells its products online through its own website forestremedies.com as well as e-commerce sites.

Organic Foods and Beverages

The Company, though its Sprout subsidiary, sells its products to mass retailers, grocery stores and other retail outlets, as well as online through e-commerce sites and its own website sproutorganics.com.

OUR B2C BRAND PORTFOLIO STRATEGY

We are currently working on accelerating brand equity for our brand portfolio:

Biodroga™. Neptune, through its Biodroga subsidiary, provides product development and turnkey solutions (4PL) to its customers throughout North America. Biodroga offers a full range of services, whether it is leveraging our global network of suppliers to find the best ingredients or developing unique formulations that set our customer apart from their competition. Biodroga’s core products are MaxSimil, various Omega-3 fish oils and a line of CBD enhanced products, as well as softgel solutions.

MaxSimil. Neptune’s patented MaxSimil is an omega-3 fatty acid delivery technology that uses enzymes that mimic the natural human digestive system to predigest omega-3 fatty acids. The Journal of Nutrition by the Oxford University Press, recently released the results of a clinical study that evidences MaxSimil’s superior absorption as compared with standard fish oil supplements. MaxSimil was first introduced to the market in 2018, and is sold as a straight omega-3 supplement with standard and unique concentration of EPA/DHA. MaxSimil is also starting to be presented in combination with specialty ingredients such as Curcumin, Vitamin K2 and CBD.

Forest Remedies®. Under our Forest Remedies® brand, we offer first-of-their kind vegan multi-omega gummies and soft gels with packaging that is 100% plastic-free. Launched on March 10, 2022, our Forest Remedies Multi Omega 3-6-9 line of supplements is available into more than 340 Sprouts Farmers Market stores across the U.S. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

Sprout®. Neptune entered a new market with the Neptune/Sprout combination. Sprout has created a trusted organic baby food brand with a comprehensive range of products that are always USDA certified organic, non-GMO and contain nothing artificial. Sprout’s products target four segments: Stage 2 (children 6 months and up), Stage 3 (children 8 months and up), Toddler (children aged 12 months and up) and Snacks (children 8 months and up). Since our acquisition of a controlling interest in Sprout, the Company has begun expansion efforts in Sprouts’ distribution substantially in all of Target’s U.S. retail stores. The Company also announced on July 27, 2021, its initial launch into the Canadian market through its partnership with food retailer Metro Inc. Certain toddler snacks under this brand label are now available in Metro grocery stores in the province of Ontario.

COMPETITION

The nutraceutical, beauty & personal care and organic foods and beverages industries are highly competitive. There are many companies, public and private universities, and research organizations actively engaged in the research and development of products that may be similar to our products. It is probable that the number of companies seeking to develop products similar to our products will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products.

We seek to differentiate our products and marketing from our competitors based on product quality, customer service, marketing support, pricing and innovation, and believe that our strategy enables us to effectively compete in the marketplace. For additional information regarding the competitive nature of our businesses, see “Risks Related to Our Business” under the heading “Risk Factors” of this Form 10-K.

REGULATORY

Our Nutraceutical, Beauty, Personal Care and Organic Food and Beverage businesses are subject to varying degrees of regulation by a number of government authorities in Canada and the U.S., including Health Canada, the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various provincial, state and local agencies in areas where we operate and in which our products are sold also regulate our business. The areas of our business regulated by both these and other authorities include, among others:

•
product claims and advertising;

•
product labels;

•
product ingredients;

•
how we manufacture, package, distribute, import, export, sell and store our products; and

•
our classification as an essential business and our right to continue operations during government shutdowns.

Health Canada and the FDA, in particular, regulate the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in Canada and the U.S., while other agencies regulate marketing and advertising claims. Under Health Canada and FDA rules, companies that manufacture, package, label, distribute or hold nutritional supplements are required to meet certain GMP’s to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by Health Canada and the FDA and believe we are currently operating within the mandated GMP.

Health Canada and he FDA also regulate the labeling and marketing of dietary supplements and nutritional products, including the following:

•
the identification of dietary supplements or nutritional products and their nutrition and ingredient labeling;

•
requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•
labeling requirements for dietary supplements or nutritional products for which “high potency” and “antioxidant” claims are made;

•
notification procedures for statements on dietary supplements or nutritional products; and

•
premarket notification procedures for new dietary ingredients in nutritional supplements.

We are also subject to a variety of other regulations in Canada and the U.S., including those relating to health, safety, bioterrorism, taxes, labor, employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business.

Cannabis Regulatory Framework

On June 8, 2022, we announced the planned accelerated divestiture of our cannabis business including the sale of our brands as well as the Sherbrooke building in one or more transactions.

On October 17, 2018, the Cannabis Act (Canada) and the Cannabis Regulations came into force in Canada, legalizing the sale of cannabis for adult recreational use. Prior to the promulgation of the Cannabis Act and the Cannabis Regulations, only the sale of cannabis for medical purposes was legal, which was regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) under the Controlled Drugs and Substances Act (“CDSA”). The Cannabis Act and the Cannabis Regulations replaced the CDSA and the ACMPR as the governing laws and regulations in respect of the production, processing, sale and distribution of cannabis for medical and adult recreational use.

The Cannabis Regulations, among other things, set out regulations relating to the following matters: (1) licences, permits and authorizations; (2) security clearances and physical security measures; (3) good production practices; (4) cannabis products; (5) packaging and labelling; (6) cannabis for medical purposes; (7) drugs containing cannabis; (8) combination products and devices; (9) importation and exportation for medical or scientific purposes; (10) document retention; and (11) reporting and disclosure.

INTELLECTUAL PROPERTY

We constantly evaluate the importance of obtaining intellectual property protection for our technology brands, products, applications and processes and maintaining trade secrets. When applicable to our business and products, we seek to obtain, license and enforce patents, protect our proprietary information and maintain trade secret protection without infringing the proprietary rights of third parties. We also make use of trade secrets, proprietary unpatented information and trademarks to protect our technology and enhance our competitive position.

Brand Names and Trademarks

Mood Ring™, PanHash™, Sprout®, NurturMe®, Nosh!®, Neptune Wellness™, MaxSimil®, Forest Remedies®, and Ocean Remedies® are trademarks of the Company. On June 8, 2022 we announced the planned accelerated divestiture of our cannabis business including the sale of our Cannabis Brands, Mood Ring and PanHash, as well as the Sherbrooke building in one or more transactions

Patent Applications

On August 9, 2018, Neptune filed two applications with the United States Patent and Trademark Office (USPTO) for patents related to the extraction of cannabis material. The extraction processes provide highly-efficient methods to obtain cannabinoids and other desired compounds from the cannabis plant at a greater purity than conventional methods. Both processes are applicable to marijuana and hemp and have been incorporated into the Company’s GMP-certified extraction facility in Sherbrooke. The first patent application outlines a method of extracting and isolating compounds from plants of the Cannabis genus at low temperature by using a cold organic solvent. The second patent application similarly provides for a method for extracting compounds from cannabis at low temperature, but without the use of organic solvents. Specifically, this patent relates to a process for high recovery of cannabinoids and terpenes by using natural solvents.

Licenses

On November 27, 2017, Neptune entered into an exclusive, worldwide, and royalty-bearing licensing agreement for the use of the MaxSimil® technology, in combination with cannabis-derived products. This new agreement allows Neptune to research, manufacture, formulate, distribute, and sell monoglyceride omega-3-rich ingredients in combination with cannabis and/or cannabinoid-rich or hemp derived ingredients for medical and adult use applications. The Company believes the MaxSimil® technology has the ability to enhance absorption of lipidbased and lipid soluble ingredients such as cannabinoids, essential fatty acids including EPA and DHA omega-3s, vitamins A, D, K and E, CoQ10 and others. This could be especially beneficial in increasing the absorption of ingredients which are not easily absorbed, such as CBD.

On June 9, 2021, Sprout Foods entered into a multi-year licensing agreement with Moonbug, providing Sprout with an exclusive license to utilize certain properties relating to CoComelon®, the world's leading children's entertainment brand, owned and operated by Moonbug, with Sprout products.

EMPLOYEES

As of March 31, 2022, we had 161 employees working at our business offices in Laval , at our facility in Sherbrooke or remotely. Our employees possess specialized skills and knowledge in the following fields, which we believe are valuable assets of the Company. 7 of our employees occupy executive management positions while 29 were employed in research, laboratory and quality, 8 were in sales and market and 40 were in production and administration. As of March 31, 2022, 124 of our employees were in Canada while 37 were in the United States. We also had 10 temporary personnel. Seven of our employees were represented by a union. We consider our relations with our employees to be good and our operations have never been interrupted as the result of a labor dispute.

SEASONALITY

In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and other unpredictable matters. Although we believe the impact or seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of nutraceutical contract manufacturing orders as well promotions and ordering patterns of our other customers. We cannot provide assurance future revenues will follow historical patterns. The market price of our common shares may be adversely affected by these factors.

BUSINESS UPDATE

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into two agreements for the purchase and sale of shares of our common stock and pre-funded warrants. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern. Unless otherwise specified, all dollar amounts are in US dollars ("USD").

Closing of a $8,000,000 Registered Direct Offering

On March 14, 2022, Neptune announced that it had closed a registered direct offering with a single strategic consumer-focused institutional investor for the purchase and sale of (i) 528,572 common shares of the Company ("Common Shares") and (ii) 185,714 pre-funded warrants (the "Pre-Funded Warrants"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 714,286 Common Shares and Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 714,286 Common Shares. Each Common Share and the accompanying Common Warrants were sold together at a combined offering price of $11.20, and each Pre-funded Warrant and accompanying Common Warrants were sold together at a combined offering price of $11.20 , for aggregate gross proceeds of $8.0 million before deducting fees and other offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and were exercisable commencing on the closing date. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the closing date (collectively the "March Offering"). The Pre-Funded Warrants were exercised in full on March 29, 2022 for gross proceeds of $650.

Closing of a $5,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules

On June 23, 2022, Neptune announced that it had closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (or common share equivalents) of the Company, and accompanying two series of warrants to purchase up to an aggregate of 3,891,052 common shares per series of warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance, for aggregate gross proceeds of $5 million before deducting fees and other offering expenses. The pre-funded warrants issued in the offering were fully exercised on June 24, 2022 for $64.55.

Growth Drivers

We remain enthusiastic about the growth prospects of our business, with opportunity across all three of our core verticals. We have successfully made the transition to a fully-integrated consumer packaged goods company with a diverse suite of better-for-you brands, available in some of the country's largest retail chains. At the same time, we are driving consumer relevance by pursuing the right strategic partnerships for co-branded product lines and expanding our product offerings in key wellness categories.

Major Distribution Gains

Since acquiring a majority stake in Sprout Organics in February 2021 , we have expanded Sprout baby foods and toddler snacks substantially, both online and in store at major retailers like Target and Wal-Mart. Earlier in March 2022, we announced the launch of our Forest Remedies Multi Omega 3-6-9 line of supplements into more than 340 Sprouts Farmers Market stores across the U.S. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

Strategic Partnerships

In February 2022, we brought Walmart a first-of-its-kind collaboration between Sprout Organics and popular kids' entertainment platform CoComelon. This co-branded product line is now available on Walmart.com and in 900 Walmart stores next month, and has been very well-received. With this launch, Sprout Organics now sells into the top organic baby food retailers in the U.S., accounting for approximately 90 percent of the overall market.

Investing in Our Prospects

On November 15, 2021 we initiated a strategic review and made some big changes to get on track to becoming a profitable diversified CPG company. These actions have taken effect, and we are starting to see the results. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margins since transitioning to a CPG-focused model. We also delivered four consecutive quarter of sequential revenue growth before a decrease in the fourth quarter of the year ended March 31, 2022.

We expect these positive trends to continue in fiscal year 2023. We are very excited about what the future holds for Neptune Wellness, and we are putting our money where our mouth is. Neptune's executive management team, including the Board, recently completed the purchase of more than one million common shares in the public market, reinforcing our confidence in the direction we're headed.

While the global market can be unstable during turbulent times, we are taking steps to ensure we remain well-positioned to execute against our stated plan: controlling our costs while pursuing high-growth opportunities. To that effect, Neptune announced on June 8, 2022 the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan focuses on two primary actions: (1) planned accelerated divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the planned divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability.

The intended divestiture of the cannabis business would include the sale of the Mood Ring™ and PanHash™ brands, along with the Company's Sherbrooke, Quebec facility, in one or more transactions. The value of the facility was recently appraised at $21 million CAD by a third-party appraisal company. Neptune has retained Stifel GMP to support the divestiture efforts, with a focus on maximizing the value to Neptune shareholders. In order to accelerate its cost savings, the Company will focus on winding up its cannabis operations pending a transaction. This planned action is intended to provide significant cost savings and help maximize operational efficiencies, resulting in a 50% reduction in workforce, over 30% reduction of total payroll costs and an estimated annual cost savings of $5.8 million CAD. In addition, the Company expects to see additional cost savings from corresponding reductions in corporate overhead costs and professional fees.

Finally, the exit of the Canadian cannabis business may impact the amount and structure of financing the company is currently seeking. It is expected to reduce the amount of financing the Company seeks, given a lower anticipated expense structure, along with anticipated cash inflows from the planned divestiture. Additionally, the divestiture is expected to facilitate working with a broader set of financing sources – including traditional banks and financial institutions that have policies restricting dealing with businesses exposed to regulated cannabis operation

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned accelerated divestiture of the Canadian cannabis business and the Company will focus on winding up its cannabis operations pending one or more sales transactions.

Mood Ring™

The Mood Ring™ brand and product line were launched last fiscal year to meet consumer demand for high-quality, affordable and environmentally friendly cannabis products. Mood Ring™ leverages Neptune’s decades of experience in the wellness, extraction and consumer packaged goods (“CPG”) industries to bring product offerings to market that are designed to meet the specific demands of Canadian consumers. Mood Ring™ uses Neptune’s proprietary and patented cold ethanol extraction process technology for the Company’s vape, capsule, oil/tincture and concentrate products. This process allow Mood Ring™ to provide consumers with all of the cannabinoid and terpene benefits of the plant with a significantly lower environmental impact, requiring significantly less energy use when compared to CO2 extraction. With the March 2021 sales amendment Neptune is also authorized to sell dried flower, and pre-rolls, of which both form factors were launched under the Mood Ring brand later in 2021.

British Columbia

As of March 31, 2022 Neptune had launched a total of eight Mood Ring branded cannabis products in the province of British Columbia. These products include, but are not limited to, Mood Ring’s first dried flower offering, Florida Citrus Kush, along with Mood Ring’s first two vape cartridge offerings – Jack Flash and Pure Kush. Based on the success of Mood Ring’s High CBD Capsule and Oil products launched in 2020, line extensions were launched in 2021 with both High THC Capsules and High THC Oil launching in June 2021.

Ontario

The Company entered into a supply agreement on October 27, 2020 with the Ontario Cannabis Store (“OCS”), the wholesaler and sole online retailer for recreational cannabis, for the sale and distribution of Neptune’s new proprietary recreational product line, Mood Ring™. Ontario is Canada’s largest market for adult-use cannabis products. The agreement authorizes Neptune to supply Mood Ring™ products to the OCS for sale and wholesale distribution. Mood Ring products have been available for purchase since February 22, 2021 through the OCS online store, and is available to licensed private retailers in Ontario. As of March 31, 2022 Neptune had launched a total of nine Mood Ring branded products in Ontario, including products from every form factor produced by Neptune, including but not limited to, dried flower, pre-rolls and vape cartridges.

Quebec (PanHashTM)

Near the end of fiscal year 2021, Neptune announced it entered into a letter of intent with Société québécoise du cannabis (“SQDC”), the province’s sole legal retailer for recreational cannabis, for the sale of Neptune’s new cannabis brand, PanHash™, exclusively for the Province of Quebec. The initial PanHash™ launch consisted of two products with a high concentration of CBD: cannabis oil and capsules which was increased to a total of eight products by March 31, 2022, including PanHash’s first dried flower offering, Artisanal Golden Berry. PanHash™ products have been available for purchase since May 27, 2021.

Alberta

Neptune announced on April 28, 2021 it entered into a supply agreement with Alberta Gaming, Liquor and Cannabis (“AGLC”), the wholesaler for recreational cannabis in Alberta, for the sale and distribution of Neptune’s proprietary recreational cannabis brand, Mood Ring™. This is the fourth supply agreement the Company has secured with a provincial cannabis wholesaler, and enables Neptune to sell recreational cannabis products, through its Mood Ring™ and PanHashTM brands, to over 2,000 retailers across British Columbia, Alberta, Ontario and Quebec; these four provinces accounted for over 80% of the Canadian cannabis retail sales in 2020. As of March 31, 2022 Neptune had launched a total of eleven Mood Ring branded cannabis products in the province of Alberta, including Mood Ring’s first pre-roll offering, Florida Citrus Kush 2 x 0.5g Pre-Rolls, and both of Mood Ring’s first two vape cartridge offerings.

Other Cannabis related developments during the year ended March 31, 2022

On October 20, 2021, Neptune announced that the United States Patent and Trademark Office has granted Neptune a patent covering a method for extracting and isolating compounds from the plants of the Cannabis genus at low temperature using cold organic solvents. Leveraging this patent, the Company plans to pursue licensing opportunities for its unique extraction process with manufacturers.

On November 9, 2021, Neptune announced the launch of Mood Ring branded cannabis vape products in Canada. The initial launch consisted of Jack Flash and Pure Kush vape products in Alberta and British Columbia, and Jack Flash in Ontario.

On December 20, 2021, Neptune announced the launch of Mood Ring's new cannabis pre-roll product line in Alberta and Ontario. With the introduction of pre-rolls, Neptune had an offering for every major cannabis product category in Canada.

Neptune announced on April 19, 2022 the launch of Mood Ring's new line of true-to cannabis flavour-forward strains available in multiple formats across Ontario. The line also featured environmentally-friendly features such as compostable packaging and biodegradable hemp plastic.

Products launched in April include:

•
Craft Slurface Whole Flower – A Sativa dominant hybrid with flavour of fresh berries and spicy tropical fruits; 20-25% THC; 3.5g format.
•
Craft Golden Berry Pre-Rolls – An Indica dominant hybrid with a sweet spicy berry taste; 16-21% THC; 3 x 0.5g pre-rolls.
•
Florida Citrus Kush Vape Cartridge – An Indica dominant hybrid that provides a rich creamy taste of spicy citrus topped by a true, but subtle, Kush aftertaste; 80-86% THC; 1g cartridges.

Launched in May:

•
Balanced 5:5 Capsules – Organic extra virgin olive oil combined with 5mg of THC and 5mg of CBD per gel cap. Clean label gel caps are non-GMO and free of additives, allergens, starch and gluten and minimize all flavours and aromas. 30 capsules per bottle.
•
Craft Uppercut Whole Flower – An Indica dominant flower with a rich taste of lemon cookies and herbal tea, with earthy aromas; 20-25% THC; 3.5g format.

Neptune Completes its Strategic Transition from Extraction to Consumer Packaged Goods

In April 2021, Neptune completed its transition from revenue derived from hemp and cannabis extraction to revenue from consumer packaged goods and branded products, such as Mood Ring™ — an end-to-end developed and manufactured cannabinoid-based product portfolio targeting both wellness-focused CBD consumers looking for natural products, and the recreational market with multiple high THC products.

On June 8, 2022, Neptune announced that the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan builds on the Company's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) planned accelerated divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the planned divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability. The strategic plan is expected to lower costs and reduce global headcount by approximately 50%.

Changes to the Board of Directors

On May 17, 2021, Neptune announced that Richard Schottenfeld resigned as a director of the Company for personal considerations.

Jane Pemberton and Frank Rochon did not stand for re-election at the Annual General Meeting (“AGM”) that was held on August 26, 2021 and their mandates ceased on that date.

Ms. Julie Phillips was elected as Director at the AGM. Ms. Phillips currently serves as Vice President for Herschend Family Entertainment where she has held this and prior roles since 2013. Ms. Phillips also serves since April 2019 as a member of the Board of Directors of the Lane Thomas Foundation, which is dedicated to supporting families of children needing lifesaving organ transplants.

Mr. John Moretz, the previous Chairman of the Board of Directors, announced his retirement from the Company’s Board of Directors on February 9, 2022 and Ms. Julie Phillips was appointed as the successor Chair of the Board of Directors.

On May 19, 2022, Neptune announced that Phil Sanford has joined the Neptune Board of Directors and will serve as Audit Chair. Mr. Sanford previously served on the executive team at N3 LLC, a global technology-enabled inside sales organization that was acquired by Accenture in 2020. He has advised a number of leading private equity firms and investment banks on mergers and acquisitions and going-private transactions in the consumer sector. This includes Bain Capital, Carlyle , Moelis, Blackstone, Kelso, Mid-Ocean Partners, Morgan Stanley Private Equity and Morgan Stanley Expansion Capital. He currently serves on the Advisory Board of Morgan Stanley Expansion Capital Funds, as well as the Boards of Ecentria, CMX and Image Skincare and formerly served as Chairman of the Board of Sprout Organics. Mr. Sanford has previously served on the Boards of Chattem, Inc and Caribou Coffee.

Neptune Announces Exclusive Licensing Agreement Between Sprout Foods and CoComelon®

On June 9, 2021, the Company announced a multi-year licensing agreement between Sprout and CoComelon®, the world’s leading children’s entertainment brand, owned and operated by Moonbug Entertainment Ltd (“Moonbug”). With more than 110 million subscribers worldwide, CoComelon is the #1 children’s entertainment and educational show in the world claiming a #1 ranking on YouTube with its top three episodes generating nearly nine billion views around the world. Additionally, the show was #1 on Netflix and maintains a Top 10 ranking across all genres with the recent launch of Season 3. Sprout products bearing the licensed property are expected to launch in the near future in North America.

Further to this agreement, Neptune announced on May 26, 2022 a new line up of CoComelon co-branded organic snack bars for toddlers. The snack bars are the latest innovation in the Sprout Organics x CoComelon product line launched earlier this year, which features a range of organic baby and toddler food pouches and toddler snacks. New snack bars will be available online and at select retailers nationwide. Sprout Organics CoComelon Snack Bars are available in two flavor combinations: Banana and Banana with Peas and Carrots. Each snack bar contains a blend of unsweetened fruits, veggies and gluten-free oats and packs an impressive 4g of plant-based protein and 2g of dietary fiber to help fuel growing bodies.

Neptune Launches Forest Remedies Plant-Based Omega 3-6-9 Supplements

On July 22, 2021, Neptune announced the launch of Forest Remedies’ plant-based Multi Omega 3-6-9 gummies and soft gels. Forest Remedies’ new plant-based multi-omega soft gels and gummies use all natural oil from Ahiflower® grown in the United Kingdom, which is a much sustainable and eco-friendly source of omegas 3, 6, and 9 in contrast to fish or krill oil. The product is vegan.

Neptune Launches Sprout Foods, Inc. Products in Canada

On July 27, 2021, Neptune announced the initial launch of Sprout Organic Foods products into Canada, in Metro grocery stores in the province of Ontario. The initial launch includes Broccoli Curlz and White Cheddar Curlz toddler snacks as well as Blueberry Apple and Pumpkin Butter & Jelly Wafflez toddler snacks. The Company will expand its Metro offerings with additional products from its Crinklez toddler snacks.

Changes to Management

On August 19, 2021, Neptune announced the appointment of John S. Wirt as the Company’s Executive Vice President of Business and Legal Affairs, Chief Legal Officer and General Counsel. Mr. Wirt comes to Neptune Wellness from Epic Sports & Entertainment, a sports and entertainment company, where he served as President and General Counsel. Prior to that, Mr. Wirt served as the Chief Executive Officer and General Counsel for Roy Jones, Jr.'s Square Ring Promotions, a global sports and entertainment promotion company. He has been a director of publicly traded corporations, including, the audit chair of a NASDAQ-listed company. As General Counsel, Mr. Wirt leads Neptune’s internal legal department in addition to managing Neptune’s businesses generally.

On September 27, 2021, the Company appointed Randy Weaver as Interim Chief Financial Officer. Mr. Weaver joins Neptune as Interim Chief Financial Officer with a successful track record of leading numerous CPG companies as a senior executive, bringing the knowledge and experience to help Neptune build a solid foundation of growth.

As part of the Company's renewed focus on its CPG brands and Sprout Organics in particular, Neptune announced on June 8, 2022 that Sarah Tynan, Sprout's Chief Customer Officer, was promoted to CEO of Sprout. Ms. Tynan has been instrumental in garnering big distribution gains for Sprout, including Walmart and Target, and leading the highly successful CoComelon partnership. She brings deep sales experience and business acumen, including previous roles at Newell Brands and Unilever, and will continue to drive the Sprout business forward.

On June 14, 2022, Neptune announced the appointment of Raymond Silcock as Chief Financial Officer, effective July 25, 2022. Mr. Silcock, who will be based out of Neptune's Jupiter, Florida office, previously served as Executive Vice President and Chief Financial Officer at Perrigo Plc, as well as CFO at Diamond Foods, The Great Atlantic and Pacific Tea Company, US Tobacco Inc., and Cott Corporation. In addition, he has previously served as Chair of both Audit and Strategy Committees on several Boards including Pinnacle Foods Inc, American Italian Pasta Company, Prestige Brands and Bacardi Limited.

Receipt of Nasdaq Notification

On August 31, 2021, Neptune announced that that the Company has received a written notification (the “Notification Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) on August 30, 2021, notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires that the closing bid price for the Company’s common shares listed on Nasdaq be maintained at a minimum of US$1.00.

Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common shares for the 30 consecutive business days from July 16, 2021, to August 27, 2021, the Company no longer met the minimum bid price requirement.

The Notification Letter has no immediate effect on the listing of the Company’s common shares on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until February 28, 2022, to regain compliance with the minimum bid price requirement, during which time the Company’s common shares will continue to trade on the Nasdaq Capital Market. To regain compliance, the Company’s common shares must have a closing bid price of at least US$1.00 for a minimum of 10 consecutive trading days. The Company has requested and received an additional 180-day period to regain compliance, and now has until August 27, 2022 to comply.

On June 9, 2022, Neptune announced the completion of the Company's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-Share Consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022 . The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022.

As of the date of this Annual Report, the Company has regained compliance with the Nasdaq minimum bid price requirement.

Change in Auditor

On November 4, 2021, the Company announced the appointment of KPMG LLP (“KPMG”) as its independent registered public accounting firm, effective October 22, 2021. The appointment of KPMG was made after a thorough evaluation process and has been approved by Neptune’s Board of Directors and its Audit Committee. KPMG replaces Ernst & Young LLP as Neptune’s independent registered public accounting firm for the fiscal year ending March 31, 2022.

Loss of Foreign Private Issuer Status

As of September 30, 2021, the Company is no longer considered a foreign private issuer and accordingly, such change in status will require the Company to file as a U.S. domestic filer, effective April 1, 2022, and will comply with all periodic disclosures and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) applicable to U.S. domestic issuers including the requirement to transition from IFRS to US GAAP for the year ended March 31, 2022. The Company was also required to modify certain of its policies to comply with governance practices associated with U.S. domestic issuers. As a result, the loss of foreign private issuer status increases the Company's legal and financial compliance costs and make some activities more time consuming and costly.

Neptune Launches Forest Remedies Multi-Omega 3-6-9 Supplements in 340+ Sprouts Farmers Market Stores Across U.S.

On March 8, 2022, Neptune announced the launch of Forest Remedies Multi Omega 3-6-9, a line of innovative supplements made with Ahiflower oil, in Sprouts Farmers Market stores nationwide. A plant-based, vegan alternative to fish oil, Ahiflower oil delivers more quality omegas than other natural plants or seed oils, proven up to four times more effective than flaxseed oil*. The Forest Remedies Multi Omega product line also comes in compostable, plastic-free packaging. Forest Remedies Multi-Omega supplements contain a balanced blend of 100 percent plant-based omega 3, 6 and 9 fatty acids, with no unpleasant aftertaste or fish smell. As part of Neptune Wellness' dedication to plant-based products, a portion of the proceeds from the sales of Forest Remedies products will be donated to One Tree Planted, a non-profit tree planting charity, to help rebuild forests around the world.

*Consumption of Buglossoides arvensis seed oil is safe and increases tissue long-chain n-3 fatty acid content more than flax seed oil – results of a phase I randomised clinical trial"; Journal of Nutritional Science , Volume 5 , 2016 , e2

Closing of a $8,000,000 Registered Direct Offering

On March 14, 2022, Neptune announced that it has closed a registered direct offering with a single strategic consumer-focused institutional investor for the purchase and sale of (i) 18,500,000 common shares of the Company ("Common Shares") and (ii) 6,500,000 pre-funded warrants (the "Pre-Funded Warrants"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 25,000,000 Common Shares and Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 25,000,000 Common Shares. Each Common Share and the accompanying Common Warrants were sold together at a combined offering price of $0.32 , and each Pre-funded Warrant and accompanying Common Warrants were sold together at a combined offering price of $0.32 , for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrant is exercised in full. The Series A Warrants have an exercise price of $0.32 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $0.32 per share and are exercisable six months after the closing date, and expire 18 months from the date of issuance (collectively the "Offering"). The Company expects to use the net proceeds from the Offering for working capital and other general corporate purposes. The Pre-Funded Warrants were exercised in full on March 29, 2022 for gross proceeds of $650.

Closing of a $5,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules

On June 22, 2022, Neptune announced that it entered into definitive agreements with several institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (including common share equivalents) of the Company, and accompanying two series of warrants to purchase up to an aggregate of 3,891,052 common shares per series of warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering are $5 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune and assuming none of the warrants issued in the offering are exercised for cash. Neptune intends to use the net proceeds from the offering for working capital and other general corporate purposes. The offering closed on June 23, 2022. The pre-funded warrants issued in the offering were fully exercised on June 24, 2022 for $64.55.

ADDITIONAL INFORMATION

The Company’s head office and registered office is located at 545 Promenade du Centropolis, Suite 100, Laval, Québec, Canada, H7T 0A3. The Company’s website address is www.neptunecorp.com. The information provided on the Neptune website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

We are subject to a number of risks potentially impacting our business, prospects, financial condition, results of operations, and cash flows, many of which are beyond our control. The risks and uncertainties described in this Form 10-K are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows, and consequently the price of the Common Shares could be materially and adversely affected. In all these cases, the trading price of our securities could decline, and investors could lose all or part of their investment.

Investors should carefully consider the risk factors set out below and consider all other information contained herein and in the Company’s other public filings when evaluating an investment decision.

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.

As of the date of this Annual Report, we are actively managing our liquidity and expenses, and there is substantial doubt that our current cash position will be sufficient to continue as a going concern. The Company currently has minimal available cash balances, and we are also continuing to incur expenses that will cause us to expend cash in the short term. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due for certain suppliers. As of the date of this Annual Report, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. We have no arranged sources of financing available to us. Our failure to obtain any required additional financing on favorable terms, or at all, would have a material adverse effect on our business, financial condition and results of operations. We are pursuing several cash generating transactions, including the strategic plan described above, as well as further expense reduction measures, but there can be no assurance that any transaction will be completed or that our expense reduction measures will be sufficient to continue as a going concern.

Although our consolidated financial statements have been prepared on a going concern basis, our management believe that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of March 31, 2022.

Our consolidated financial statements for the twelve-month period ended March 31, 2022 were prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to raise such financing, raise substantial doubt about our ability to continue as a going concern. For the twelve-month period ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million, and had an accumulated deficit of $323.2 million as at March 31, 2022. The Company currently has no committed sources of financing available. If we are unable to raise additional financing, increase sales or reduce expenses we will be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and shareholders could lose all or part of their investment in our Common Shares.

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.

We are actively managing our liquidity and expenses, including by extending the term of payables due, and there is substantial doubt that our current cash position will be sufficient to continue as a going concern. As of July 5, 2022, we had approximately $6 million in cash and cash equivalents. We are also continuing to incur expenses that will cause us to expend cash in the short-term. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due for certain suppliers. As of the date this Annual Report, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan.

We are pursuing several other cash generating transactions, including the strategic plan described above, as well as further expense reduction measures, but there can be no assurance that any transaction will be completed or that our expense reduction measures will be sufficient to continue as a going concern.

If we are unable to complete the planned divestiture of our cannabis business, our results of operations and financial condition could be adversely affected.

As noted above, we announced that we plan to divest our cannabis business, including our property located in Sherbrooke, Québec, in one or more transactions. Generally, we believe this divestiture will allow us to focus our resources on our CPG strategy and accelerate cost savings through the Company. However, there is no assurance that this contemplated divestiture will be completed, will be completed within our contemplated timeframe, or will be completed on terms favorable to us or on terms sufficient to allow us to achieve our strategy. Additionally, the results of operations for the cannabis business and the potential losses on the sale of the cannabis business may adversely affect our profitability. Moreover, we may incur impairment charges related to divestitures that reduce our profitability.

In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

Our planned divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from improving existing operations; additional restructuring charges and the related impact from separating personnel, renegotiating contracts, and restructuring financial and other systems; adverse effects on existing business relationships with patients and third-party payors; and the potential that the collectability of any accounts receivable retained from the cannabis business may be adversely impacted. Any of these factors could adversely affect our financial condition and results of operations.

COVID-19 has and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition.

The global outbreak of the novel strain of the coronavirus known as COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including public health directives and orders in the United States, or the U.S., Canada and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. The public health crisis caused by COVID-19 and the measures taken and continuing to be taken by governments, businesses and the public have, and we expect will continue to have, certain negative impacts on our business operations, and could have a material adverse effect on our business, results of operations and financial condition. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

The full extent to which COVID-19 may impact our business, including our operations and the market for our securities and our financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. These include the duration, severity and scope of the outbreak, and further action taken by the government and other third parties in response to COVID-19 or new variants thereof. In particular, COVID-19 and government efforts to curtail COVID-19 could impede our production facilities, increase operating expenses, result in loss of sales, affect our supply chains, impact performance of contractual obligations or could require additional expenditures to be incurred. While most of these restrictions have since been lifted or eased, increases in new COVID-19 cases, including as a result of new COVID-19 variants, may lead to restrictions being reinstated, or new restrictions imposed.

Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We have and continue to update our operational procedures and safety protocols at our facilities to comply with mandates and guidance from governmental authorities. If such measures are not effective or governmental authorities implement further restrictions, we may be required to take more extreme action, which could include short or long-term closures of our facilities or reductions in workforce. These measures may impair our production levels or cause us to close or severely limit production at one or more facilities. Further, our operations could be adversely impacted if suppliers, contractors, customers and/or transportation carriers are restricted or prevented from conducting business activities.

Consumer demand for our products may also be impacted by COVID-19 as a result of reductions in consumers’ disposable income associated with layoffs, and work or pay limitations due to mandatory social distancing and lockdown measures implemented by government authorities. As demand for our products decreases, we may be required to record additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

Given the ongoing and dynamic nature and significance of COVID-19 and its impact globally, we are not able to enumerate all potential risks and uncertainties to our business or financial condition. Any of the negative impacts of COVID-19, including those described above, alone or in combination with others, may have a material adverse effects on our business, results of operations or financial condition. Further, any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors outlined in this annual report on Form 10-K.

Catastrophic events outside of our control, including pandemics, may harm our results of operations or damage our facilities.

A catastrophic events, or the perception of such events, such as earthquakes, tsunamis, floods, typhoons, fires, power disruptions or other natural or manmade disasters, computer viruses, cyber-attacks, terrorist attacks, wars (such as the ongoing military conflict between Russia and Ukraine), riots, civil unrest or other conflicts, or an outbreak of a public health crisis including epidemics, pandemics (such as the COVID-19 pandemic), outbreaks of new infectious diseases or viruses, or related events that can result in volatility and disruption to global supply chains, operations, mobility of people, patterns of consumption and service, and the financial markets could disrupt the Company’s operations, or those of its material contractors. Such disruptions could impair production or distribution of the Company’s potential products, damage inventory or our facilities, interrupt critical functions or otherwise materially adversely affect its business, which could materially harm the Company’s financial condition or results of operations.

Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.

We must continually anticipate and react, in a timely and cost-effective manner, to changes in consumer preferences and demands, including changes in demand driven by increasing awareness of health and wellness and demands for transparency or cleaner labels with respect to product ingredients by consumers and regulators. Consumers, especially in developed economies such as the U.S. and Canada, are rapidly shifting away from products containing artificial ingredients to all-natural, healthier alternatives. In addition, there has been a growing demand by consumers, non-governmental organizations and, to a lesser extent, governmental agencies to provide more transparency in product labeling and our customers have been taking steps to address this demand, including by voluntarily providing product-specific ingredients disclosure. These two trends could affect the types and volumes of our ingredients and compounds that our customers include in their consumer product offerings and, therefore, affect the demand for our products. If we are unable to react to or anticipate these trends in a timely and cost-effective manner, our results of operations and future growth may be materially adversely affected.

Markets for our products and services are highly competitive, and we may be unable to compete effectively.

Our products and services, including our consumer products, are offered in highly competitive markets that may be characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors and price sensitivity on the part of consumers and businesses.

Additionally, our consumer products may compete on the basis of product performance, brand recognition and price. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it typically requires continued advertising, promotional support and product innovations to maintain its relative market position. If our advertising, marketing and promotional programs are not effective or adequate, our net sales may be negatively impacted.

Some of our competitors are larger than us and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and net earnings.

We may be unable to manage our growth effectively.

Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to continue to improve our operational and financial systems, managerial controls and procedures and we will need to continue to expand, train and manage our technology and workforce. We must also maintain close coordination among our technology, compliance, accounting, finance, marketing and sales functions. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

To support our growth, we may have to further increase our investment in technology, facilities, personnel and financial and management systems and controls. We may also have to further expand our procedures for monitoring and assuring our compliance with applicable regulations, and may need to integrate, train and manage a growing employee base. The expansion of our existing businesses, and expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

For the twelve-month period ended March 31, 2022, one customer accounted for 10.26% of revenue, and one customer accounted for 14.86% of revenue for the twelve-month period ended March 31, 2021.

We believe that our operating results for the foreseeable future will continue to depend on sales to a small number of customers. These customers have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant customer. In the future, these customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

In addition, the Company is subject to credit risk of its customers, and its profitability and cash flow are dependent on receipt of timely payments from clients. Any delay in payment by the Company’s customers may have an adverse effect on the Company’s profitability, working capital and cash flow. There is no assurance that the Company will be able to collect all or any of its trade receivables in a timely matter. If any of the Company’s clients face unexpected situations such as financial difficulties, the Company may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and the Company’s business, results of operations and financial condition could be materially and adversely affected.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of March 31, 2022, our goodwill balance was $22.2 million and our intangible asset balance was $21.7 million, which represented 21.1% and 20.6% respectively of total consolidated assets. We are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in share price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business verticals. We may be required to record additional charges during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.

In some cases, we cannot determine with any certainty whether we have priority of invention in relation to any new product or new process covered by a patent application or if we were the first to file a patent application for any such new invention. Furthermore, in the event of patent litigation there can be no assurance that our patents would be held valid or enforceable by a court of competent jurisdiction or that a court would rule that the competitor’s products or technologies constitute patent infringement.

Moreover, part of our technological know-how constitutes trade secrets. We require that our employees, consultants, advisers and collaborators sign confidentiality agreements. However, these agreements may not provide adequate protection in the event of unauthorized use or disclosure of our trade secrets, know-how or other proprietary information.

Claims that our technology or products infringe on intellectual property rights of others could be costly to defend or settle, could cause reputational injury and would divert the attention of our management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any adverse outcome of such litigation or settlement of such a dispute could subject us to significant liabilities, could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put one or more of our pending patent applications at risk of not issuing, or could facilitate the entry of generic products. Any such litigation could also divert our research, technical and management personnel from their normal responsibilities.

Significant interruptions in our access to certain supply chains, for key inputs such as raw materials, electricity, water, and other utilities may impair our operations.

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. Governments may regulate or restrict the flow of our labor or our products, and the Company's operations, suppliers, customers, and distribution channels could be severely impacted. Any significant future government-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

No assurances can be given that we will be successful in maintaining our required supply of materials, labor, equipment, parts, and components. See also “COVID-19 has and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition”.

Our future success depends on the sales of our consumer products and turnkey solutions products.

We derive a large portion of our revenues from the sale of our turnkey solutions products and expect to derive an increasing portion of our revenues from the sale of consumer products. Our investments in and strategies used for our brand marketing are critical to achieve brand awareness with current customers, educate potential new customers and convert potential new customers into customers. However, there can be no assurance that our principal products will continue to receive, maintain or increase market acceptance. The inability to successfully commercialize our turnkey solutions and specialty ingredient products, in the future, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations. The overall commercialization success of our products depends on several factors, including:

•
continued market acceptance of our products by the nutraceutical market;
•
the amount of resources devoted by our distribution partners to continue the commercialization efforts of our products in our core geographic markets;
•
maintaining supply of our products to meet the purchase orders of our distribution partners;
•
receipt of regulatory approvals for our products from regulatory agencies in certain territories in which we wish to expand our commercialization efforts;
•
the number of competitors in our market; and
•
protecting and enforcing our intellectual property and avoiding patent infringement claims.

Our activities rely on certain third-party suppliers, contract manufacturers and distributors, and such reliance may adversely affect us if the third parties are unable or unwilling to fulfill their obligations.

For our consumer product and nutraceutical activities, we purchase certain important ingredients and raw materials from third-party suppliers and, in certain cases, we engage contract manufacturers to supply us with finished products. Part of our strategy is to enter into and maintain arrangements with third parties related to the development, testing, production, packaging, and commercialization of our products to our customers which are then responsible for the marketing and distribution of the products. Our revenues are dependent to a great extent on the successful efforts of these third parties. Entering into strategic relationships can be a complex process and our interests and the interests of our partners may not be or remain aligned with our interests.

Real or perceived quality control problems with raw materials outsourced from certain regions or finished products manufactured by contract manufacturers could negatively impact consumer confidence in our products or expose us to liability. In addition, disruption in the operations of any such supplier or manufacturer or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war, or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations could result in higher costs for raw materials purchased abroad.

The Company’s third-party manufacturers are subject to laws and regulations, including current Good Manufacturing Practices regulations (“cGMP”), which are enforced by the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities. The Company’s third-party manufacturers may be unable to comply with cGMP or other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, import or export bans or restrictions and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing, or sale of the Company’s products. If the safety of any products supplied to the Company is compromised due to a third-party manufacturer’s failure to adhere to applicable laws or for other reasons, the Company may not be able to successfully sell its products and our business, financial condition and operations may be materially adversely affected.

Some of our current and future partners may decide to compete with us, refuse or be unable to fulfill or honor their contractual obligations to us, or change their plans to reduce their commitment to, or even abandon, their relationships with us. There can be no assurance that our partners will market our products successfully or that any such third-party collaboration will be on favorable terms. We may not be able to control the amount and timing of resources our partners devote to our potential products. In addition, we may incur liabilities relating to the distribution and commercialization of our products. While the agreements with such customers generally include customary indemnification provisions indemnifying us for liabilities relating to third-party manufacturing or packaging of our potential products, there can be no assurance that these indemnification rights will be sufficient in amount, scope or duration to fully offset the potential liabilities associated with our potential products. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects, or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. If any of the products produced by or for us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, our sales may be significantly affected and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies and authorities, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the cannabis or hemp industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by us generally.

We may not meet timelines for project development.

The Company’s business is dependent on a number of key inputs and their related costs including raw materials and supplies related to its operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition operating results, and timelines for project development of the Company. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, operating results, and timelines for project development of the Company.

Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.

Product contamination or tampering, or allegations of product contamination or tampering or product quality issues (whether or not valid) with respect to products in our portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, which could adversely affect our business, reputation, financial condition or results of operations. Moreover, even if allegations of product contamination or tampering or suggestions that our products were not fit for consumption or use are meritless, the negative publicity surrounding assertions against us or products in our portfolio or processes could adversely affect our reputation or brands. Our business could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio.

Any of the foregoing could adversely affect our business, reputation, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have enforceable indemnification from suppliers, manufacturers, distributors, joint venture partners or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect our business, financial condition or results of operations.

We identified material weaknesses in our internal control over financial reporting. This may adversely affect the accuracy and reliability of our financial statements and, if we fail to maintain effective internal control over financial reporting, it could impact our reputation, business, and the price of our common shares, as well as lead to a loss of investor confidence in us.

The Company has and may continue to fail to maintain the adequacy of its internal controls over financial reporting as such standards are modified, supplemented or amended from time to time, and the Company cannot ensure that it will conclude on an ongoing basis that it has effective internal controls over financial reporting. The Company’s failure to satisfy the requirements of Canadian and United States legislation on an ongoing, timely basis could result in the loss of investor confidence in the reliability of its financial statements or in a cease trade order, which in turn could harm the Company’s business and negatively impact the trading price and market value of its shares or other securities. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause it to fail to meet its reporting obligations.

The Company also has and may continue to fail to maintain the adequacy of its disclosure controls. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

No evaluation can provide complete assurance that the Company’s financial and disclosure controls will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be reported. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. The effectiveness of the Company’s controls and procedures could also be limited by simple errors or faulty judgements.

Material weaknesses in the Company’s internal control over financial reporting were determined to exist at March 31, 2022 and these material weaknesses have not been remediated to date. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to the presence of these material weaknesses. While new and revised controls are being adopted to remediate these weaknesses, if these and other controls fail to adequately remediate these material weaknesses, it could result loss of investor confidence, which could lead to a decline in our share price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our share price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on the TSX or Nasdaq or any other exchange on which our common shares may be listed.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are a non-accelerated filer under the Exchange Act and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and trading price for our common shares may be negatively affected.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived cannabidiol, or CBD, can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Agricultural Improvement Act of 2018 (the “2018 Farm Act”), apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. In the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

We may be unable to attract or retain key personnel, and we may be unable to attract, develop and retain additional employees required for our development and future success.

Our success is largely dependent on the performance of our management team and certain employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all. We do not currently maintain key-person insurance on the lives of any of our key personnel.

Further, officers, directors, and certain key personnel at our facility that is licensed by Health Canada are subject to the requirement under the Cannabis Act to obtain and maintain a security clearance from Health Canada. Moreover, an individual with security clearance must be physically present on site when other individuals are conducting activities with cannabis. A security clearance is valid for a limited time and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an individual in a key operational position to maintain or renew his or her security clearance could result in a reduction or complete suspension of our operations. In addition, if an individual in a key operational position leaves us, and we are unable to find a suitable replacement who is able to obtain a security clearance in a timely manner, or at all, we may not be able to conduct our operations at planned production volume levels or at all.

We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, which may subject us to investigations and actions.

We are exposed to the risk that any of our employees, independent contractors and consultants and our subsidiaries may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate (i) government regulations, (ii) manufacturing standards, (iii) federal and local healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. or Canadian federal, provincial or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The Company may have difficulty obtaining insurance to cover its operational risks and, even where available, may not be sufficient to cover losses we may incur.

Due to the Company’s involvement in the hemp industry, it may have difficulty obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors’ and officers’ insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to our industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is unable to obtain insurance coverage on acceptable terms, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risks and financial liabilities.

Moreover, our current and expected business activities expose us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows. The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors’ and officers’ liability insurance. Our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure that we will be able to obtain comparable insurance coverage on favorable terms, or at all, in the future.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Over the last several years, we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications, and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Intellectual Property

Our commercial success depends, in part, on our intellectual property rights and a failure by us to protect our intellectual property may have a material adverse effect on our ability to develop and commercialize our products.

Our success depends in part on our ability to develop products, obtain patents, protect our trade secrets and operate without infringing third-party exclusive rights or without others infringing our exclusive rights or those granted to us under license. The patent position of a corporation is generally uncertain and involves complex legal, factual and scientific issues, several of which remain unresolved. We do not know whether we will be able to develop other patentable proprietary technology and/or products. Furthermore, we cannot be completely certain that our future patents, if any, will provide a definitive and competitive advantage or afford protection against competitors with similar technology. Furthermore, we cannot give any assurance that such patents will not be challenged or circumvented by others using alternative technology or whether existing third-party patents will prevent us from marketing our products. In addition, competitors or potential competitors may independently develop, or have independently developed products as effective as ours or invent or have invented other products based on our patented products.

If third-party licenses are required, we may not be able to obtain them, or if obtainable, they may not be available on reasonable terms. Furthermore, we could develop or obtain alternative technologies related to third-party patents that may inadvertently cover their products. Inability to obtain such licenses or alternative technologies could delay the market launch of certain of our products, or even prevent us from developing, manufacturing or selling certain products. In addition, we could incur significant costs in defending ourselves in patent infringement proceedings initiated against us or in bringing infringement proceedings against others.

We have limited trademark protection.

We will not be able to register any federal trademarks in the United States for our cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis currently illegal under the Controlled Substances Act, as amended (the “CSA”), the U.S. Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of such trademarks.

The Company may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.

The Company anticipates that funding sources may be available pursuant to private and public offerings of equity and/or debt and bank lending. However, if equity and/or debt financing was not available in the public capital markets, then the Company expects that it would have access to raise equity and/or debt financing privately. Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. Although there has been an increase in the amount of financing available to companies in the cannabis industry over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis industry participants. There can be no assurance that additional financing, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

We must comply with requirements for licenses and permits in Canada and the failure to maintain these could adversely affect our operations.

As a holder of a license for standard processing, we will be subject to ongoing inspections by Health Canada to monitor our compliance with its licensing requirements. Our license(s) that we obtained, or may in the future obtain, in Canada may be revoked or restricted at any time in the event that we are found not to be in compliance. Should we fail to comply with the applicable regulatory requirements or with conditions set out under our license(s), should our license(s) not be renewed when required, or be renewed on different terms, or should our license(s) be revoked, we may not be able to produce, process or distribute cannabis products.

We operate in Canada out of our existing facility located in Sherbrooke, Québec, which is required to comply with Health Canada requirements. Our facility is therefore subject to the adherence of ongoing standards and thresholds in order to maintain the appropriate certificate. Although the Company believes it will continue to meet such ongoing requirements, there is no guarantee that the required certification will be maintained. Any loss in certification would have a material adverse effect on the business, financial condition, and results of the operations of the Company.

Prior to the expiration of our current license, we must submit to Health Canada an application for renewal of such license. There can be no assurance that we will be able to renew our existing license and any failure to renew such license would have a material adverse impact on our business, financial condition, and operating results.

We expect to be subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

We are a Canadian corporation, and as a result generally would be classified as a non-United States corporation under the general rules of U.S. federal income taxation. Section 7874 of the Code, however, contains rules that can cause a non-United States corporation to be taxed as a United States corporation for U.S. federal income tax purposes. Under Section 7874 of the Code, a corporation created or organized outside of the United States will nevertheless be treated as a United States corporation for U.S. federal income tax purposes, which is referred to as an inversion, if each of the following three conditions are met: (i) the non-United States corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury regulations, substantially all of the assets held, directly or indirectly, by a United States corporation, (ii) after the acquisition, the former shareholders of the acquired United States corporation hold at least 80% (by vote or value) of the shares of the non-United States corporation by reason of holding shares of the acquired United States corporation, and (iii) after the acquisition, the non-United States corporation’s expanded affiliated group does not have substantial business activities in the non-United States corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities.

Pursuant to Section 7874 of the Code, we are classified as a U.S. corporation for U.S. federal income tax purposes and are subject to U.S. federal income tax on our worldwide income. Regardless of any application of Section 7874, however, we expect to be treated as a Canadian resident company for purposes of the Canadian Income Tax Act, as amended. As a result, we are subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

Risks Related to the Ownership of Our Securities

The market price of the Company’s Common Shares may be highly volatile.

The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors, including those pertaining to financing arrangements, government regulations, developments concerning regulatory actions affecting the Company, litigation, additions or departures of key personnel, cash flow, and economic conditions and political factors in Canada and the United States may have a significant impact on the market price of the Company’s Common Shares. In addition, there can be no assurance that the Company’s Common Shares will continue to be listed on the TSX or Nasdaq.

The market price of the Company’s Common Shares could fluctuate significantly for many other reasons, including for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by its subscribers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Company’s Common Shares may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company.

Litigation resulting from these claims could be costly and time-consuming and could divert the attention of management and other key personnel from the Company’s business and operations. The complexity of any such claims and the inherent uncertainty of commercial or class action, litigation increases these risks. In recognition of these considerations, the Company could suffer significant litigation expenses in defending any of these claims and enter into settlement agreements. If the Company is unsuccessful in its defense of material litigation claims or is unable to settle the claims, the Company may be faced with significant monetary damage awards or other remedies against it including injunctive relief that could have a material adverse effect on the Company’s business, financial condition and results of operations. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, financial condition and results of operations.

We do not currently intend to pay any cash dividends on our Common Shares in the foreseeable future.

We have never paid any cash dividends on our Common Shares. We do not anticipate paying any cash dividends on our Common Shares in the foreseeable future because, among other reasons, we currently intend to retain any future earnings to finance our business. The future payment of cash dividends will be dependent on factors such as cash on hand and achieving profitability, the financial requirements to fund growth, our general financial condition and other factors our board of directors may consider appropriate in the circumstances. Until we pay cash dividends, which we may never do, our shareholders will not be able to receive a return on their Common Shares unless they sell them.

If there is insufficient liquidity in our Common Shares, it could adversely affect your ability to sell your shares.

Shareholders of the Company may be unable to sell significant quantities of Common Shares into the public trading markets without a significant reduction in the price of their Common Shares, or at all. There can be no assurance that there will be sufficient liquidity of the Common Shares on the trading market, and that the Company will continue to meet the listing requirements of the TSX and NASDAQ or achieve listing on any other public stock exchange. There can be no assurance that an active and liquid market for the Common Shares will be maintained and an investor may find it difficult to resell Common Shares.

U.S. investors may be unable to enforce certain judgments against us in Canada.

Neptune is a corporation existing under the Business Corporations Act (Québec). A number of our directors and officers are residents of Canada or other jurisdictions outside of the United States, and substantially all of our assets are located outside the United States. As a result, it may be difficult to effect service within the United States upon the Company or upon its directors and officers. Execution by United States courts of any judgment obtained against the Company or any of the Company’s directors or officers in United States courts may be limited to the assets of such companies or such persons, as the case may be, located in the United States. It may also be difficult for holders of securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon civil liability and the civil liability of the Company’s directors and executive officers under the United States federal securities laws. The Company has been advised that a judgment of a U.S. court predicated solely upon civil liability under U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States, would likely be enforceable in Canada if the United States court in which the judgment was obtained has a basis for jurisdiction in the matter that would be recognized by a Canadian court for the same purposes. However, there may be doubt as to the enforceability in Canada against these non-U.S. entities or their controlling persons, directors and officers who are not residents of the United States, in original actions or in actions for enforcement of judgments of courts of the United States, of liabilities predicated solely upon U.S. federal or state securities laws.

Certain Canadian laws could delay or deter a change of control.

The Investment Canada Act (Canada) subjects an acquisition of control of a corporation by a non-Canadian to government review if the value of the assets as calculated pursuant to the legislation exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their shares.

Our shareholders may be subject to dilution resulting from future offerings of Common Shares by us.

We may raise additional funds in the future by issuing Common Shares or equity-linked securities. Holders of our securities have no pre-emptive rights in connection with such further issuances. Our board of directors has the discretion to determine if an issuance of our capital stock is warranted, the price at which such issuance is to be affected and the other terms of any future issuance of capital stock. In addition, additional common shares will be issued by us in connection with the exercise of options or grant of other equity awards granted by us. Such additional equity issuances could, depending on the price at which such securities are issued, substantially dilute the interests of the holders of our existing securities.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Shares.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq will take steps to de-list our Common Shares. As a result of several factors, including but not limited to our financial performance, the ongoing outbreak of COVID-19, recent volatility in the financial markets generally due to the expectation of a tightening in monetary policy by the U.S. Federal Reserve and other geopolitical events, the per share price of our Common Shares has declined below the minimum bid price threshold required for continued listing. Such a de-listing would likely have a negative effect on the price of our Common Shares and would impair your ability to sell or purchase our Common Shares when you wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On August 30, 2021, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our Common Shares have failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) based upon the closing bid price of our Common Shares for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given 180 calendar days from August 30, 2021, or until February 28 2022, to regain compliance with Rule 5550(a)(2). On March 1, 2022, the Company was granted an additional 180 calendar day period to regain compliance. If at any time before August 30, 2022, the bid price of our Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance.

Our common shares may be de-listed if we do not regain compliance with Rule 5550(a)(2) by August 30, 2022 and our shareholders could face significant material adverse consequences, including:

•
Limited availability or market quotations for our common shares;
•
Reduced liquidity of our common shares;
•
Determination that our common shared are “penny stock”, which would require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common shares;
•
Limited amount of news an analysts’ coverage of us; and
•
Decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

In the event of a de-listing, however, we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our Common Shares would be restored, that our Common Shares will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.

On June 9, 2022, Neptune announced the completion of the Company's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-Share Consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022 . The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022.

As of the date of this Annual Report, the Company has regained compliance with the Nasdaq minimum bid price requirement.

Our constating documents permit us to issue an unlimited amount of additional Common Shares or Preferred Shares, which may prevent a third-party takeover or cause our shareholders to experience dilution in the future.

Our constating documents authorize us to issue an unlimited number of Common Shares and an unlimited number of Preferred Shares. Our board of directors has the authority to cause us to issue additional Common Shares and Preferred Shares and to determine the special rights and restrictions of the shares of one or more series of our Preferred Shares, each without consent of our shareholders. The issuance of any such securities may result in a reduction of the book value or market price of our Common Shares. Given the fact that we operate in a capital-intensive industry with significant working capital requirements, we may be required to issue additional Common Shares or other securities that are dilutive to existing shareholders in the future in order to continue our operations, which may result in dilution to existing shareholders. Further, any such issuances could result in a change of control or a reduction in the market price for our Common Shares. Additionally, the rights of the holders of Common Shares will be subject to, and may be adversely affected by, the rights of holders of any Preferred Shares that may be issued in the future. For example, Preferred Shares typically rank senior to Common Shares as to dividend rights, liquidation preference or both and may be convertible into Common Shares. Lastly, our ability to issue Preferred Shares could make it more difficult for a third-party to acquire a majority of our outstanding voting shares, particularly in the event we issue Preferred Shares with special voting rights, the effect of which may be to deprive our shareholders of a control premium that might otherwise be realized in connection with an acquisition of us.

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

Risks Related to Regulatory Compliance

We are subject to laws and regulations and guidelines, changes in which could increase our costs and individually or in the aggregate adversely affect our business.

We are subject to laws and regulations affecting our operations in a number of areas. These laws and regulations affect the Company’s activities in areas including, but not limited to, the cannabis industry in Canada, the hemp, organic food and beverage products, consumer protection, labor, intellectual property ownership and infringement, import and export requirements, and environmental, health and safety.

The successful execution of our business objectives is contingent upon compliance with all applicable laws and regulatory requirements and obtaining all other required regulatory approvals, which may be onerous and expensive. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation and the expansion of the Company’s business, could individually or in the aggregate make the Company’s products and services less attractive to our customers, delay the introduction of new products, or cause the Company to implement policies and procedures designed to ensure compliance with applicable laws and regulations. There can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

We are subject to risks inherent to the nutraceutical industry.

We are heavily dependent on the export of products to the United States. The FDA is able to block the import entry of any product that “appears” to violate U.S. law, which represents a low evidentiary standard for the FDA. Future changes in U.S. requirements and interpretations of those requirements, coupled with the “appears” to violate the law standard for refusing entry of imported products, increases the possibility that our products may not have full access to the U.S. market and poses additional risks to our business.

We are subject to anti-money laundering laws and regulations in multiple jurisdictions.

The Company will be subject to a variety of laws and regulations in Canada and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code (Canada), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

If any of the Company’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while the Company has no current intention to declare or pay dividends on its Common Shares in the foreseeable future, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.

Should the United States federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the FDCA. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

We could be materially adversely impacted due to restrictions under U.S. border entry laws.

Because cannabis remains illegal under U.S. federal law, those investing in Canadian companies with operations in the U.S. cannabis industry could face detention, denial of entry or lifetime bans from the United States as a result of their business associations with U.S. cannabis businesses. Entry into the United States happens at the sole discretion of United States Customs and Border Patrol, or CBP, officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-U.S. citizen or foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal law, could mean denial of entry to the United States. Business or financial involvement in the cannabis industry in the United States could also be reason enough for denial of entry into the United States. On September 21, 2018, the CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances. According to the statement, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the marijuana industry in U.S. states where it is legal under state law may affect admissibility to the United States. On October 9, 2018, the CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry in Canada. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada who seeks to come into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, the CBP has affirmed that employees, directors, officers, and managers of and investors in companies involved in business activities related to cannabis in the United States who are not U.S. citizens face the risk of being barred from entry into the United States for life.

We may not have access to United States bankruptcy protections available to non-cannabis businesses.

Because cannabis is a Schedule I controlled substance under the CSA, many courts have denied cannabis businesses federal bankruptcy protections, which has made it difficult for lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that United States federal bankruptcy protections would be available to us, which would have a material adverse effect on us and may make it more difficult for us to obtain debt financing.

There is doubt regarding our ability to enforce contracts.

A fundamental principle of law is that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level in the United States, judges in multiple states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate U.S. federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce our contracts. If we are unable to realize the benefits of or otherwise enforce the contracts into which we enter, it could have a material adverse effect on our business, financial condition and results of operations.

Our inability to maintain our regulatory approvals and permits could adversely affect our business and financial results.

The Company is required to obtain and maintain certain federal and state permits, licenses and approvals in the jurisdictions where its products are manufactured and/or sold. There can be no assurance that the Company will be able to obtain or maintain necessary licenses, permits or approvals. Any material delay or inability to receive these items is likely to delay and/or inhibit the Company’s ability to conduct its business, and would have an adverse effect on its business, financial condition and results of operations.

Any acquisitions, strategic investments, divestures, mergers, or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be successful.

As part of our business strategy, we expect to selectively pursue strategic acquisitions, as well as additional strategic and other investments such as joint ventures or partnerships, to obtain additional businesses, products and/or technologies, capabilities, and personnel. Acquisitions and other investments present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s respective ongoing businesses, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. The inability to consummate and integrate new acquisitions on advantageous terms, or the failure to achieve a favorable return on our strategic and other investments, could adversely affect our ability to grow and compete effectively. Additionally, if we make one or more acquisitions in which the consideration includes the Company’s securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments, or other similar securities. Such an issuance could result in dilution to shareholders or increase our interest expense and other expenses.

We have reported negative cash flows from operating activities and may do so in future periods.

The Company reported negative cash flow from operating activities of $54.3 million and $56.6 million for the fiscal years ended March 31, 2022 and March 31, 2021. The Company has historically and may also continue to have negative cash flow from operating activities until sufficient levels of sales are achieved. The Company cannot guarantee that future positive cash flow from operating activities will be obtained. In addition, negative cash flows may continue longer than the Company has planned for which could cause liquidity issues.

The Company may also be unable to obtain borrowings in an amount sufficient to enable them to pay debt or to fund other liquidity needs. If sufficient liquidity is not obtained, the Company may need to refinance or restructure all or a portion of its debt on or before maturity, sell assets or borrow money or issue equity, which may not be possible on terms satisfactory to the Company, or at all. If the Company continues to report negative cash flows from operating activities, or any failure to obtain any required additional financing on favorable terms, or at all, such events could have a material adverse effect on the business, financial condition, and results of operation of the Company.

We may not be able to maintain our operations without additional funding.

As of March 31, 2022, Neptune had $8.7 million of cash and cash equivalents. We had negative cash flows from operating activities of $54.3 million during the twelve-month period ended March 31, 2022. We may be unable to generate sufficient cash flow from operations or to obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money or issue equity, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. We may also try to raise the necessary capital through securities offerings. Such offerings are subject to market conditions and are beyond our control.

We are subject to foreign currency fluctuations, which could adversely affect our financial results.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Currency risk relates to the portion of our business transactions denominated in currencies other than the Canadian dollar.

For the twelve-month period ended March 31, 2022, approximately 70% of our revenues were in U.S. dollars, and a most of our expenses, including the purchase of raw materials, were in U.S. dollars. If the value of the United States dollar fluctuates significantly more than expected in the foreign exchange markets, our operating results and financial condition may be adversely affected.

We may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

The Company’s operations are increasingly dependent on IT systems and the management of information; thus, the protection of customers, employees, suppliers and other business data is critical. A portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. The use of credit payment systems makes us more susceptible to a risk of loss, particularly with respect to an external security breach of customer information controlled by us, or by third parties under arrangements with us (including those with whom we have strategic alliances). Despite of all efforts, the Company experienced a cyber-attack in July 2021 as a consequence of increased digital interactions with customers, suppliers and consumers, and changes in ways of working of our employees and these external stakeholders due to the COVID-19 outbreak. Also, we are particularly reliant on service providers and thus the impact of COVID-19 on their operations also imposed a risk for us. Cyber-attacks will continue to impose threats to our operations.

In addition, federal, state, provincial and international laws and regulations govern the collection, retention, sharing, and security of data that we manage. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years and may see the imposition of new and additional requirements by provincial, state, and federal governments as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us.

In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employees, customers, suppliers or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention, and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. If our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of securities. Our brand reputation would likely be damaged as well.

General Risk Factors

Volatility in the market price of our Common Shares may affect your ability to sell shares on favorable terms.

The market price of the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of Common Shares to sell their securities at an advantageous price. Market price fluctuations in the Common Shares may be due to the Company’s operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or economic trends, acquisitions, dispositions or other material public announcements by the Company or its competitors, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Common Shares.

Financial markets have periodically at times experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Common Shares may decline even if the Company’s operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted and the trading price of the Common Shares may be materially adversely affected.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor, and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date, or properly evaluated. If our methods are not fully effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

We are currently, and may in the future be, subject to substantial litigation, investigations and proceedings that could cause us to incur significant legal expenses and result in harm to our business.

We and our subsidiaries are subject to federal, state, local, foreign and provincial health, safety, and labeling laws and regulations, including but not limited to the federal Food, Drug, and Cosmetic Act and regulations promulgated by the federal Food and Drug Administration; laws and regulations promulgated by the United States Department of Agriculture; the National Organic Program; and state, local, foreign, and provincial law equivalents. In addition, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) and implementing regulations impose testing and warning requirements for products containing any chemical known to the State of California to cause cancer and/or reproductive toxicity. Product recall laws and regulations also apply to our products.

The failure by us to comply with applicable health, safety, and labeling requirements could result in fines, penalties, injunctions, product recalls, enforcement actions, third-party claims for property damage and personal injury, regulatory or judicial orders requiring corrective measures, and attorneys’ fees associated with prosecuting such actions, which could have a material adverse effect on our business, financial condition, or results of operations.

We rely on contract manufacturers to produce products in compliance with applicable health, safety, and labeling requirements. Further, as with any consumer-facing company selling food or nutraceutical products, there is always a chance of microbial contamination even under the most stringent manufacturing practices; thus, the risk of fines, penalties, injunctions, product recalls, enforcement actions, third-party claims for property damage and personal injury, regulatory or judicial orders requiring corrective measures, and attorneys’ fees associated with prosecuting such actions is heightened where the company is not actively involved in the manufacturing practices.

On February 4, 2021, the United States House of Representatives Subcommittee on Economic and Consumer Policy, Committee on Oversight and Reform (“Subcommittee”), published a report, “Baby Foods Are Tainted with Dangerous Levels of Arsenic, Lead, Cadmium, and Mercury” (the “Report”), which stated that, with respect to Sprout, a company in which Neptune acquired a 50.1% stake, “Independent testing of Sprout Organic Foods” has confirmed that their baby foods contain concerning levels of toxic heavy metals.” The Report further stated that after receiving reports alleging high levels of toxic metals in baby foods, the Subcommittee requested information from Sprout but did not receive a response. On February 11, 2021, the Subcommittee contacted Sprout, reiterating its requests for documents and information about toxic heavy metals in Sprout’s baby foods. Sprout provided an initial response to the Subcommittee on February 25, 2021. The pending inquiries and potential findings could have a material adverse effect on our business, financial condition, or results of operations.

On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. While the Company believes that the Class Action is without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.

We also are subject to federal, state, local, foreign and provincial laws, rules and regulations concerning advertising and marketing, including but not limited to those prohibiting unfair, deceptive, and/or abusive trade practices. Violations of advertising and marketing requirements can result in fines, penalties, injunctions, disgorgement of profits, full restitution for injury suffered by consumers, rescission of contracts, enforcement actions, regulatory or judicial orders requiring corrective measures, and attorneys’ fees associated with prosecuting such actions.

Accordingly, we are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government investigations and enforcement actions for the failure of us to comply with applicable health, safety, and labeling requirements and advertising and marketing requirements. Any adverse judgment in or settlement of any pending or any future litigation or investigation could result in payments, fines and penalties that could adversely affect our business, results of operations and financial condition and which may not be covered by insurance. Regardless of the merits of the claims and the outcome, legal proceedings have resulted in, and may continue to result in, significant legal fees and expenses as well as diversion of management’s and employee time and other resources, and adverse publicity. Such proceedings could also adversely affect our business, results of operations and financial condition. If the Company is unsuccessful in its defense of material litigation claims or is unable to settle the claims, the Company may be faced with significant monetary damage awards or other remedies against it including injunctive relief that could have a material adverse effect on the Company’s business, financial condition and results of operations. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, financial condition and results of operations. For more information on our pending legal proceedings, see “Legal Proceedings.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table sets forth the Company's principal physical properties:

Type	Material Properties Location	Leased / Owned
Production Facility	Sherbrooke, Québec	Owned
Production Facility	Conover, North Carolina	Leased
Office	Laval, Québec	Leased
Office	Vaudreuil, Québec	Leased
Office / Laboratory	Laval, Québec	Leased
Office	Montvale, New Jersey	Leased
Office	Jupiter, Florida	Leased

Our headquarters is located in leased offices in Laval, Québec, where our general and administrative departments primarily operate. We also own a production facility in Sherbrooke, Québec, where we also conduct laboratory activities, lease a production facility in Conover, North Carolina and lease laboratory offices in Laval, Québec. We also have leased offices in Vaudreuil, Province of Québec, Canada, which was previously used for the Company’s Biodroga business, and leased offices in Montvale, New Jersey, which is the headquarters for Sprout. The Company intends to sub-lease the Vaudreuil and Montvale offices. In addition, Neptune has leased office space in Jupiter, Florida. On June 8, 2022, we announced the planned accelerated divestiture of our cannabis business which would include the sale of our cannabis brands and the Sherbrooke building in one or more transactions.

Item 3. Legal Proceedings.

The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of such proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company, the most significant outstanding proceedings and claims are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony starting August 1, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Final oral argument is scheduled for July 7, 2022, after which the arbitrator will issue a decision on whether the settlement is enforceable. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $0.6 million has been recognized for this case as at March 31, 2022 ($ 0.6 million as at March 31, 2021).
(ii)
On February 4, 2021, the United States House of Representatives Subcommittee on Economic and Consumer Policy, Committee on Oversight and Reform (the “Subcommittee”), published a report, “Baby Foods Are Tainted with Dangerous Levels of Arsenic, Lead, Cadmium, and Mercury” (the “Report”), which stated that, with respect to Sprout, “Independent testing of Sprout Organic Foods” has confirmed that their baby foods contain concerning levels of toxic heavy metals.” The Report further stated that after receiving reports alleging high levels of toxic metals in baby foods, the Subcommittee requested information from Sprout but did not receive a response.

On February 11, 2021, following the acquisition of a 50.1% stake in Sprout by Neptune, the Subcommittee contacted Sprout, reiterating its requests for documents and information about toxic heavy metals in Sprout’s baby foods. Sprout provided an initial response to the Subcommittee on February 25, 2021 and is cooperating with the Subcommittee requests. Further, on February 24, 2021, the Office of the Attorney General of the State of New Mexico (“NMAG”) delivered to Sprout a civil investigative demand requesting similar documents and information with regards to the Report and the NMAG’s investigation into possible violations of the False Advertising Act of New Mexico. Sprout is responding to the requests of the NMAG.

Since February 2021, several putative consumer class action lawsuits have been brought against Sprout alleging that its products (the “Products”) contain unsafe and undisclosed levels of various naturally-occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently 2 active putative class action lawsuits, which generally allege that Sprout violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had Sprout made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. These kinds of actions have also been separately filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding. One of the class actions is currently pending in New Jersey Superior Court. The other class action is currently pending in the U.S. District Court for the Central District of California, but has been ordered to be transferred to the U.S. District Court for the District of New Jersey. Sprout denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled. The claims raised in these lawsuits were brought in the wake of the highly publicized Report.

In addition to the consumer class actions discussed above, Sprout is currently named in one lawsuit filed on June 16, 2021 in California state court alleging some form of personal injury from the ingestion of Sprout’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. This lawsuit generally alleges injuries related to neurological development disorders such as autism spectrum disorder and attention deficit hyperactivity disorder. Sprout denies that its Products contributed to any of these injuries and will defend the cases vigorously. In addition, the Office of the Attorney General for the District of Columbia (“OAG”) recently sent a letter to Sprout, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter. This matter may have a material adverse effect on our business, financial results or results of operations.

(iii)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. The Company believes these claims are without merit and intends to vigorously defend itself. No provision has been recorded in the financial statements for this matter.
(iv)
A supplier of cannabis initiated a lawsuit against 9354-7537 Quebec Inc. (operating as Neptune Wellness Solutions, Inc.) (“Neptune”) for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by Neptune due to quality concerns. The supplier refused to refund the purchase price and ultimately sued Neptune for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against Neptune for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against Neptune is of $1.1 million, plus applicable interest. A provision of $1.1 million has been recognized in trade and other payables.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares trade under the symbol "NEPT" on the Nasdaq Capital Market and the Toronto Stock Exchange.

The following table sets forth the high and low intraday sales prices per common share as reported on the TSX beginning on April 1, 2020 and taking into account the Share Consolidation that took effect on June 13, 2022:

Period		Low Trading Price	Low Trading Price
		(CAD$)	(CAD$)

Year Ended March 31, 2022
Fourth Quarter	(March 31, 2022)	$9.80	$19.60
Third Quarter	(December 31, 2021)	$16.45	$29.40
Second Quarter	(September 30, 2021)	$24.15	$50.75
First Quarter	(June 30, 2021)	$45.85	$62.30
Year Ended March 31, 2021
Fourth Quarter	(March 31, 2021)	$56.70	$141.40
Third Quarter	(December 31, 2020)	$63.35	$114.45
Second Quarter	(September 30, 2020)	$96.25	$168.00
First Quarter	(June 30, 2020)	$50.05	$168.00

The following table sets forth the high and low intraday sales prices per common share as reported on Nasdaq beginning on April 1, 2020 and taking into account the Share Consolidation that took effect on June 13, 2022:

Period		Low Trading Price	Low Trading Price
		($)	($)

Year Ended March 31, 2022
Fourth Quarter	(March 31, 2022)	$7.35	$19.60
Third Quarter	(December 31, 2021)	$12.25	$22.40
Second Quarter	(September 30, 2021)	$19.25	$41.30
First Quarter	(June 30, 2021)	$37.10	$55.30
Year Ended March 31, 2021
Fourth Quarter	(March 31, 2021)	$45.15	$110.25
Third Quarter	(December 31, 2020)	$52.15	$86.80
Second Quarter	(September 30, 2020)	$73.85	$113.05
First Quarter	(June 30, 2020)	$35.70	$110.25

As of July 7, 2022, we had 20 shareholders of record based on the records of our transfer agent, which does not include beneficial owners of our common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividends

We do not anticipate paying any dividend on our Common Shares in the foreseeable future. We presently intend to retain future earnings to finance the expansion and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors the Board of Directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans, as set forth in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2022 and 2021.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part II, Item 8. The following discussion contains forward-looking statements, which statements are subject to considerable risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

All amounts in the tables contained in this MD&A are in millions of dollars, except for basic and diluted income (loss) per share which are shown in dollars.

GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the year ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million, and had an accumulated deficit of $323.2 million as at March 31, 2022. Furthermore, as at March 31, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $8.7 million. The Company currently has no committed sources of financing available.

As of the date of this Annual Report, the Company is required to actively manage its liquidity and expenses. The Company currently has minimal available cash balances. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due for certain suppliers. The Company requires immediate funding in order to continue its operations. As of the date of this Annual Report, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the upcoming days, it may have to liquidate its assets.

These conditions cast substantial doubt about the Corporation's ability to continue as a going concern.

Going forward, the Company will seek additional financing in various forms as part of its plan to have the right funding structure in place to support its growth trajectory and path to profitability. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances as well as additional research grants and research tax credits. While the Company has limited debt, all of which is subordinated, assets available for financing include real estate, accounts receivable and inventories. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control. The Company’s business plan is dependent upon, amongst other things, its ability to achieve and maintain profitability, and/or continue to obtain adequate ongoing debt and/or equity financing with creditors, officers, directors and stakeholders to finance operations within and beyond the next twelve months.

While the Company has been successful in obtaining financing from public issuances, private placements, and related parties in the past, there is no certainty as to future financings.

Neptune announced on June 8, 2022 the intended divestiture of the cannabis business, which would include the sale of the Mood Ring™ and PanHash™ brands, along with the Company's Sherbrooke, Quebec facility, in one or more transactions. The value of the facility was recently appraised at $16.6 million by a third-party appraisal company. In order to accelerate its cost savings, the Company will focus on winding up its cannabis operations pending a transaction. This planned action is intended to provide significant cost savings and help maximize operational efficiencies, which is planned to result in a 50% reduction in workforce, over 30% reduction of total payroll costs and additional cost savings from corresponding reductions in corporate overhead costs and professional fees. Finally, the exit of the Canadian cannabis business is expected to reduce the amount of financing the Company seeks and is expected to facilitate working with a broader set of financing sources.

On June 22, 2022, Neptune announced that it entered into definitive agreements with several institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (including common share equivalents) of the Company, and accompanying two series of warrants to purchase up to an aggregate of 3,891,052 common shares per series of warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering are $5 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune and assuming none of the warrants issued in the offering are exercised for cash. Neptune intends to use the net proceeds from the offering for working capital and other general corporate purposes. The offering closed on June 23, 2022.

The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets out selected consolidated financial information and are prepared in accordance with US GAAP.

	Three-month periods ended		Twelve-month periods ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	$	$	$	$
Total revenues	11.532	4.669	48.797	35.400
Adjusted EBITDA[1]	(14.283)	(18.081)	(42.284)	(39.444)
Net loss	(36.237)	(43.540)	(84.425)	(124.264)
Net loss attributable to equity holders of the Corporation	(31.536)	(42.445)	(74.972)	(123.170)
Net loss attributable to non-controlling interest	(4.701)	(1.094)	(9.453)	(1.094)
Basic and diluted loss per share	(7.25)	(0.29)	(17.50)	(35.86)
Basic and diluted loss per share attributable to equity holders of the Corporation	(6.31)	(0.29)	(15.54)	(35.55)
Basic and diluted loss per share attributable to non-controlling interest	(0.94)	(0.01)	(1.96)	(0.32)

	As at March 31, 2022	As at March 31, 2021	As at March 31, 2020
	$	$	$
Total assets	104.955	186.948	120.060
Working capital[2]	7.071	54.718	15.346
Non-current financial liabilities	13.800	14.593	4.854
Equity attributable to equity holders of the Corporation	48.116	115.368	102.962
Equity attributable to non-controlling interest	12.722	22.178	—

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at March 31, 2022, 2021 and 2020 were $37.388, $89.528 and $27.589 respectively, and current liabilities as at March 31, 2022, 2021 and 2020 were $30.317, $34.809 and $12.243 respectively.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

The following tables set out selected consolidated financial information for the last eight quarters and are prepared in accordance with US GAAP. More details and explanations on each of the quarterly financial data above can be found in the corresponding Management Discussion and Analysis.

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	$	$	$	$
Total Revenues	11.532	14.668	12.519	10.079
Adjusted EBITDA[1]	(14.283)	(7.984)	(6.567)	(13.446)
Net loss	(36.237)	(16.969)	(11.919)	(19.300)
Net loss attributable to equity holders of the Corporation	(31.536)	(15.154)	(10.938)	(17.344)
Net loss attributable to non-controlling interest	(4.701)	(1.815)	(0.981)	(1.956)
Basic and diluted loss per share	(7.25)	(0.10)	(0.07)	(0.12)
Basic and diluted loss per share attributable to equity holders of the Corporation	(6.31)	(0.09)	(0.07)	(0.10)
Basic and diluted loss per share attributable to non-controlling interest	(0.94)	(0.01)	(0.01)	(0.01)

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	$	$	$	$
Total Revenues	4.669	3.154	19.462	8.115
Adjusted EBITDA[1]	(18.081)	(10.364)	(9.749)	(1.249)
Net loss	(43.540)	(57.625)	(15.725)	(7.374)
Net loss attributable to equity holders of the Corporation	(42.445)	(57.625)	(15.725)	(7.374)
Net loss attributable to non-controlling interest	(1.094)	—	—	—
Basic and diluted loss per share	(0.29)	(0.46)	(0.14)	(0.07)
Basic and diluted loss per share attributable to equity holders of the Corporation	(0.29)	(0.46)	(0.14)	(0.07)
Basic and diluted loss per share attributable to non-controlling interest	(0.01)	—	—	—

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below.

CONSOLIDATED FINANCIAL ANALYSIS

NON-GAAP FINANCIAL PERFORMANCE MEASURES

The Company uses one adjusted financial measure, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to assess its operating performance. This non-GAAP financial measure is presented in a consistent manner, unless otherwise disclosed. The Company uses this measure for the purposes of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. The measure also helps the Company to plan and forecast for future periods as well as to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to GAAP measures, allows them to see the Company’s results through the eyes of Management, and to better understand its historical and future financial performance. Neptune’s method for calculating Adjusted EBITDA may differ from that used by other corporations.

A reconciliation of net loss to Adjusted EBITDA is presented below.

ADJUSTED EBITDA

Although the concept of Adjusted EBITDA is not a financial or accounting measure defined under US GAAP and it may not be comparable to other issuers, it is widely used by companies. Neptune obtains its Adjusted EBITDA measurement by adding to net loss, net finance costs (income) and depreciation and amortization, and income tax expense (recovery). Other items such as stock-based compensation, non-employee compensation related to warrants, litigation provisions, business acquisition and integration costs, signing bonuses, severances and related costs, impairment losses on non-financial assets, write-downs of non-financial assets, costs related to a cybersecurity incident, revaluations of derivatives, system migration, conversion and implementation, CEO directors and officers insurance, costs related to conversion from IFRS to US GAAP and other changes in fair values are also added back. The exclusion of net finance costs (income) eliminates the impact on earnings derived from non-operational activities. The exclusion of depreciation and amortization, stock-based compensation, non-employee compensation related to warrants, litigation provisions, impairment losses, write-downs revaluations of derivatives and other changes in fair values eliminates the non-cash impact, and the exclusion of acquisition costs, integration costs, signing bonuses, severance and related costs, costs related to cybersecurity and costs related to conversion from IFRS to US GAAP present the results of the on-going business. From time to time, the Company may exclude additional items if it believes doing so would result in a more effective analysis of underlying operating performance. In Q4 2022, the Company added the costs related to the conversion from IFRS to US GAAP as an adjustment to the definition of Adjusted EBITDA. Adjusting for these items does not imply they are non-recurring. For purposes of this analysis, the Net finance costs (income) caption in the reconciliation below includes the impact of the revaluation of foreign exchange rates.

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Twelve-month periods ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Net loss for the period	$(36.237)	$(43.540)	$(84.425)	$(124.264)
Add (deduct):
Depreciation and amortization	1.656	2.425	6.791	8.830
Acceleration of amortization of long-lived non-financial assets	—	(0.156)	—	10.552
Revaluation of derivatives	1.247	(3.856)	(7.035)	(7.975)
Net finance costs	1.266	1.119	2.823	5.012
Equity classified stock-based compensation	1.565	2.505	7.817	9.885
Non-employee compensation related to warrants	—	0.244	0.179	1.904
Litigation provisions	(0.024)	0.859	0.627	1.290
Business acquisition and integration costs	(0.003)	0.300	1.027	0.300
System migration, conversion, implementation	(0.001)	—	0.327	—
CEO D&O insurance	(2.267)	—	4.697	—
Signing bonuses, severances and related costs	(0.003)	(0.007)	0.851	0.454
Costs related to cybersecurity incident	—	(0.022)	—	1.500
Write-down of inventories and deposits	0.776	13.290	3.772	18.962
Impairment loss on long-lived assets	17.177	8.814	19.581	37.753
Costs related to conversion from IFRS to US GAAP	0.577	—	0.577	—
Change in revaluation of marketable securities	—	(0.178)	0.107	(0.169)
Income tax expense (recovery)	(0.012)	0.122	—	(3.478)
Adjusted EBITDA[1]	$(14.283)	$(18.081)	$(42.284)	$(39.444)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

The following tables present a reconciliation of Adjusted EBITDA for the last eight quarters, as a complement to the tables from the Selected Consolidated Quarterly Financial Information section of this MD&A.

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	$	$	$	$

Net income (loss) for the period	(36.237)	(16.969)	(11.919)	(19.300)
Add (deduct):
Depreciation and amortization	1.656	1.515	2.277	1.344
Revaluation of derivatives	1.247	(1.081)	(5.182)	(2.019)
Net finance costs	1.266	0.962	(1.043)	1.638
Equity classified stock-based compensation	1.565	1.014	2.158	3.080
Non-employee compensation related to warrants	—	0.025	0.061	0.093
Litigation provisions	(0.024)	0.136	0.399	0.116
Business acquisition and integration costs	(0.003)	(0.004)	(0.013)	1.048
System migration, conversion, implementation	(0.001)	0.328	—	—
CEO D&O insurance	(2.267)	5.241	1.723	—
Signing bonuses, severances and related costs	(0.003)	0.854	—	—
Write-down of inventories and deposits	0.776	(0.013)	3.009	—
Impairment loss on long-lived assets	17.177	(0.010)	1.885	0.530
Costs related to conversion from IFRS to US GAAP	0.577	—	—	—
Change in revaluation of marketable securities	—	0.018	0.078	0.012
Income tax expense (recovery)	(0.012)	—	—	0.012
Adjusted EBITDA[1]	(14.283)	(7.984)	(6.567)	(13.446)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	$	$	$	$

Net loss for the period	(43.540)	(57.625)	(15.725)	(7.374)
Add (deduct):	—
Depreciation and amortization	2.425	2.249	2.172	1.985
Acceleration of amortization of long-lived non-financial assets	(0.156)	10.709	—	—
Revaluation of derivatives	(3.856)	(4.118)	—	—
Net finance costs	1.119	1.983	0.858	1.051
Equity classified stock-based compensation	2.505	2.811	1.993	2.576
Non-employee compensation related to warrants	0.244	0.541	0.783	0.335
Litigation provisions	0.859	0.069	0.207	0.154
Business acquisition and integration costs	0.300	—	—	—
Costs related to cybersecurity incident	(0.022)	0.033	1.489	—
Write-down of inventories and deposits	13.290	5.672	—	—
Impairment loss on long-lived assets	8.814	28.939	—	—
Change in revaluation of marketable securities	(0.178)	(0.186)	0.275	(0.079)
Income tax expense (recovery)	0.122	(1.451)	(2.103)	(0.046)
Adjusted EBITDA[1]	(18.081)	(10.364)	(9.749)	(1.249)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

OPERATING SEGMENTS

The Company’s management structure and performance is measured based on a single segment, which is the consolidated level, as this is the level of information used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Twelve-month periods ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$3.527	$0.512	$12.447	$13.434
United States	7.686	3.982	35.330	20.856
Other countries	0.319	0.175	1.020	1.110
	$11.532	$4.669	$48.797	$35.400

The Company’s property plant and equipment, intangible assets and goodwill are attributed to geographical locations based on the location of the assets.

			As at
			March 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$20.725	$2.626	$2.353
United States	0.723	19.542	19.302
Total	$21.448	$22.168	$21.655

			As at
			March 31, 2021
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$35.645	$2.614	$3.793
United States	1.701	22.839	22.164
Total	$37.346	$25.453	$25.957

RESULTS ANALYSIS

Adoption of US GAAP - Comparative Period Amounts

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Comparative figures, which were previously presented in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Company’s accounting policies under US GAAP.

Revenues

Consolidated revenue summary, in millions of dollars:

	March 31,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	11.5	4.7	6.9	147%
Twelve-month periods ended	48.8	35.4	13.4	38%

Total consolidated revenues for the three-month period ended March 31, 2022 amounted to $11.5 million representing an increase of $6.9 million or 147% compared to $4.7 million for the three-month period ended March 31, 2021.

For the twelve-month period ended March 31, 2022, consolidated revenues totaled $48.8 million representing an increase of $13.4 million or 38% compared to $35.4 million for the twelve-month period ended March 31, 2021.

When compared to the previous quarter, the consolidated revenues decreased by $3.1 million or 21%, which was mainly attributable to timing of shipping of nutraceuticals products (decrease of $1.3 million) as well as decrease of cannabis products sales ($1.5 million) due to the Company's cash restrictions preventing prepayment to its suppliers.

three-month period ended March 31, 2022 compared to March 31, 2021

Food and beverages revenues represented a $3.8 million increase in comparison to the three-month period ended March 31, 2021, resulting from the sales growth efforts as well as the Cocomelon partnership. Revenues for the cannabis market increased by $1.9 million as Neptune has expanded its product portfolio in its existing markets with new cannabis products in comparison to last year.

twelve-month period ended March 31, 2022 compared to March 31, 2021

For the twelve-month period ended March 31, 2022, the $13.4 million increase was mainly attributable to decreases of revenues from Health and Wellness products offset by an increase in the Food and Beverages revenues. Health and Wellness revenues decreased by $10.9 million due to a reduction in sales in hand sanitizers and other COVID-19 related products by the Company. This was offset by the addition of $23.2 million of Food and Beverages revenues, representing average quarterly sales for the first three quarters of fiscal 2022 of over $8 million, which were due to the acquisition of Sprout in the last quarter of fiscal 2021 that were not present in full in the comparative fiscal year.

Geographic Revenues

From a geographic point of view, revenues for the current quarter increased by $3.0 million or 589% in Canada, increased by $3.7 million or 93% in the United States and increased by $0.1 million or 82% for other countries (all royalty revenues) compared to the quarter ended March 31, 2021.

Revenues for the year decreased by $1.0 million or 7% in Canada, increased by $14.5 million or 69% in the United States and decreased by $0.1 million or 8% for other countries (all royalty revenues) compared to the twelve-month period ended March 31, 2021.

The increase of revenue in Canada for the quarter variance is mainly due to the repositioning of the Cannabis business from the B2B Cannabis market to the B2C Cannabis market, which is in a growth state. However, the Company announced its planned divestiture of Cannabis business in June 2022. The decrease in revenue in Canada for the year to date variance is mainly due to timing of shipment to customers for nutraceutical products. The increase in revenues for the twelve month period ended March 31, 2022 in the United States is due to an increase in sales in Sprout (acquired on February 10, 2021).

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

Consolidated gross profit (loss) summary, in millions of dollars

	March 31,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	(5.7)	(18.6)	12.9	69%
Twelve-month periods ended	(7.5)	(27.4)	19.8	72%

The consolidated gross profit (loss) for the three-month period ended March 31, 2022 amounted to $(5.7) million compared to $(18.6) million for the three-month period ended March 31, 2021, an improvement of $12.9 million or 69%.

As for the twelve-month period ended March 31, 2022, the consolidated gross profit (loss) amounted to $(7.5) million compared to $(27.4) million for the twelve-month period ended March 31, 2021, an improvement of $19.8 million or 72%.

three-month period ended March 31, 2022 compared to March 31, 2021

The change for the quarter is mainly attributable to reduction in sales and related cost of sales from the Health and Wellness products, increases in volumes of sales from cannabis products, and an increase in sales from food and beverages resulting from the acquisition of Sprout on February 10, 2021. For Health and Wellness products, there was a $15.0 million reduction in the gross loss of Health and Wellness products in the December 31, 2021 period, resulting from a reduction in sales in hand sanitizers and other COVID-19 related products by the Company as part of its strategic review plan. The gross margin for cannabis products declined by $1.9 million for the March 31, 2022 period which was driven by the repositioning of the business.

twelve-month period ended March 31, 2022 compared to March 31, 2021

As for the twelve-month period ended March 31, 2022, the improvement is mainly attributable to reduction in sales and related cost of sales from the Health and Wellness products and partially offset by inventory write-downs as well as government wage subsidies. For the March 31, 2022 period, the gross loss improved by $20.2 million for the Health and Wellness products resulting from the reduction in sales in hand sanitizers and other COVID-19 related products, a gross margin improvement of $25.6 million. The gross loss improvement was partially offset by an increased gross loss from cannabis sales of $3.6 million. During the last six months of fiscal 2021, the Company was also ceasing placing order in its SugarLeaf facility in North Carolina for the B2B market in the USA, due to a continuous decline in pricing and demand. This resulted in a decrease of gross margin loss of $1.0 million for the period ended March 31, 2022 in comparison to 2021.

Gross Margin Percentage

For the three-month periods ended March 31, 2022 and 2021, the consolidated gross margin went from (398.8)% in 2021 to (49.4)% in 2022, an increase of 349.4%. As for the twelve-month periods ended March 31, 2022 and 2021, the consolidated gross margin went from (28.5)% in 2021 to (15.4%) in 2022, an increase of 61.9%.

All changes in gross margins result from the changes in revenues and gross profit (loss), and are described above.

Research and Development (“R&D”) Expenses

three-month period ended March 31, 2022 compared to March 31, 2021

For the quarter ended March 31, 2022, the consolidated R&D expenses net of tax credits and grants amounted to $0.2 million, compared to $0.6 million for the quarter ended March 31, 2021, a decrease of $0.4 million or 61% mainly due to the recognition of the warrants issued to non-employees for co-development recognized over the services rendered.

twelve-month period ended March 31, 2022 compared to March 31, 2021

Consolidated R&D expenses net of tax credits and grants amounted to $0.9 million in the twelve-month period ended March 31, 2022 compared to $1.9 million for the same period the prior year, a decrease of $1 million or 54% mainly due to the recognition of the warrants issued to non-employees for co-development recognized over the services rendered.

Selling, General and Administrative (“SG&A”) Expenses

three-month period ended March 31, 2022 compared to March 31, 2021

Consolidated SG&A expenses net of subsidies for the quarter ended March 31, 2022 amounted to $10.6 million compared to $18.3 million for the same period the prior year, a decrease of $7.7 million or 42% primarily due to the benefits of the strategic review and continued cost controls.

twelve-month period ended March 31, 2022 compared to March 31, 2021

Regarding the twelve-month period ended March 31, 2022 compared to the same period in 2021, consolidated SG&A expenses net of subsidies amounted to $60.5 million compared to $63.8 million, a decrease of $3.3 million or 5% primarily from cost reduction measures related to the previously announced strategic review partially offset by higher legal and other costs.

Finance costs

three-month period ended March 31, 2022 compared to March 31, 2021

Net finance costs, foreign exchange and derivatives revaluations amounted to a loss of $2.5 million for the quarter ended March 31, 2022, compared to a gain of $2.9 million for the three-month period ended March 31, 2021, a change of $5.4 million or 186% for the quarter ended March 31, 2022. The variation for this period is mainly attributable to the revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

twelve-month period ended March 31, 2022 compared to March 31, 2021

As for the twelve-month period ended March 31, 2022, the net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $4.1 million, compared to a gain of $3.1 million for the twelve-month period ended March 31, 2021, a change of $1 million or 31% for the twelve-month period ended March 31, 2022. The variation for this period is mainly attributable to an improvement in foreign currency losses partially offset by lower gains on the revaluation of warrants.

Income taxes

For the three-month periods ended March 31, 2022 and 2021, income tax expense (recovery) were nil. As the other entities are in carry forward loss positions, there is no impact to income taxes for the twelve-month period ended March 31, 2022.

Adjusted EBITDA

three-month period ended March 31, 2022 compared to March 31, 2021

Consolidated Adjusted EBITDA loss decreased by $3.8 million or 21% for the quarter ended March 31, 2022 to an Adjusted EBITDA loss of $14.3 million compared to $18.1 million for the quarter ended March 31, 2021. The decrease in Adjusted EBITDA loss for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was driven by the quarter's improved performance over the comparative quarter as explained in the net loss section.

twelve-month period ended March 31, 2022 compared to March 31, 2021

Consolidated Adjusted EBITDA loss increased by $2.8 million or 7% for the twelve-month period ended March 31, 2022 to an Adjusted EBITDA loss of $42.3 million compared to $39.4 million for the twelve-month period ended March 31, 2021. The increase in Adjusted EBITDA loss for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021 is explained by the Company's execution of its strategic review plan of refocusing over its core products, including additional costs for settlements with suppliers, warehousing of legacy products as well as legacy litigations.

Net loss

three-month period ended March 31, 2022 compared to March 31, 2021

For the quarter ended March 31, 2022, the net loss amounted to $36.2 million compared to $43.5 million for the quarter ended March 31, 2021, a decrease of $7.3 million or 17%. The Company's execution of its strategic review plan by refocusing on its core businesses is primarily responsible for the lower loss.

twelve-month period ended March 31, 2022 compared to March 31, 2021

The net loss for the twelve-month period ended March 31, 2022 totaled $84.4 million compared to $124.3 million for the twelve-month period ended March 31, 2021, a decrease of $39.8 million or 32%. The Company's execution of its strategic review plan of refocusing over its core products and businesses and lower impairments and asset write-downs have decreased the loss.

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three and twelve-month periods ended March 31, 2022 and 2021, in millions of dollars, was as follows:

	Three-month periods ended		Twelve-month periods ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Sources:
Proceeds from the issuance of shares through an At-The-Market Offering	$—	$—	$—	$13.737
Proceeds from the issuance of shares through a Direct Offering	8.000	—	8.000	12.834
Proceeds from the issuance of shares and warrants through a Private Placement	—	—	—	35.301
Proceeds from the issuance of shares and warrants through a Direct Offering Priced At-The-Market and Concurrent Private Placement	—	55.000	—	55.000
Proceeds from exercise of options	0.001	2.653	0.001	7.479
Proceeds from sale of property, plant and equipment	—	0.015	—	0.015
Proceeds from sale of Acasti shares[1]	—	(0.236)	0.044	—
Maturity of short-term investment[1]	—	—	—	0.009
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.072	—	0.001	(0.001)
	8.073	57.432	8.046	124.374

Uses:
Acquisition of a subsidiary, net of cash acquired	—	3.137	—	3.137
Acquisition of property, plant and equipment	0.904	1.937	1.939	6.618
Acquisition of intangible assets	(0.001)	0.156	0.433	0.390
Repayment of loans and borrowings	—	2.458	—	2.458
Costs of issuance of shares	0.637	2.705	0.637	6.174
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	0.440	0.092	1.412	0.717
Foreign exchange loss on cash and cash equivalents held in foreign currencies	(0.001)	6.232	0.390	0.187
Cash flows used in operating activities	10.526	6.187	54.346	56.645
	12.505	22.904	59.157	76.326

Net cash (outflows)	$(4.432)	$34.528	$(51.111)	$48.048

Sources of Funds

For the three-month period ended March 31, 2022, gross proceeds from a direct offering totaling $8.0 million were raised, and the proceeds were used for operating activities resulting in cash outflows of $4.4 million. For the three-month period ended March 31, 2021, gross proceeds from a direct offering of $55.0 million were raised. In the same period, funds were used for the acquisition of a subsidiary, acquisition of equipment, loan repayments and operating activities. During the quarter, there were net cash proceeds of $34.7 million.

For the twelve-month period ended March 31, 2022, gross proceeds of $8.0 million were raised with $53.3 million of cash being used for operating activities and an additional $5.9 million for other purposes bringing net cash outflows in the year to $51.1 million. During the twelve month period ending March 31, 2021, proceeds from financings and other sources totaled $124.4 million with $55.9 million being used to fund operating expenses and an additional $20.4 million for other purposes. Net cash proceeds for the twelve months ended March 31, 2021 were $48.0 million.

At-The-Market Offering

During the three-month period ended June 30, 2020, the Company sold a total of 154,619 shares (5,411,649 pre-consolidation shares) through the At-The-Market offering (the “ATM Offering”) over the NASDAQ stock market, for gross proceeds of $19.0 million and net proceeds of $18.2 million. The shares were sold at the prevailing market prices which resulted in an average of approximately $88.55 per share (or $2.53 per pre-consolidation share). Effective February 16, 2021, the ATM Offering was terminated and Neptune will make no further sales under the ATM Offering. As of that date, Neptune had sold 273,450 of its common shares (9,570,735 pre-consolidation shares) under the ATM Offering, raising approximately $18.6 million in gross proceeds.

Direct Offerings

On March 14, 2022, Neptune issued a total of 528,572 (18,500,000 pre-consolidation) common shares of the Company ("Common Shares"), along with 185,715 (6,500,000 pre-consolidation) pre-funded warrants (“Pre-Funded Warrants”), as part of a registered direct offering ("Direct Offering"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with 714,286 (25,000,000 pre-consolidation) Series A Warrants (the "Series A Warrants") and 714,286 (25,000,000 pre-consolidation) Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 1,428,572 (50,000,000 pre-consolidation) Common Shares. Each Common Share and Pre Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20 (or $0.32 pre-consolidation), for aggregate gross proceeds of $5.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants a funded in full at closing except for a nominal exercise price of $0.0035 (or $0.0001 pre-consolidation) and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the date of issuance. The net proceeds of the transaction amounted to $3.6 million.

On July 13, 2020, Neptune entered into definitive agreements with certain healthcare-focused institutional investors for the sale of 136,389 common shares (4,733,584 pre-consolidation shares) at an offering price of $92.75 per share ($2.65 per pre-consolidation share) for gross proceeds of approximately $12.65 million before deducting fees and other estimated offering expenses, pursuant to a registered direct offering (the “Offering”). The Offering closed on July 15, 2020 with one of its existing institutional investors and two new U.S. institutional investors. The net proceeds of the direct offering were of $12.0 million.

Private Placement

On October 20, 2020, Neptune entered into definitive agreements with certain US healthcare focused institutional investors for a private placement of 462,963 (16,203,700 pre-consolidation) common shares and 300,926 (10,532,401 pre-consolidation) warrants to purchase 300,926 (10,532,401 pre-consolidation) common shares for gross proceeds of approximately $35 million before deducting fees and other estimated offering expenses (the "Private Placement"). Each warrant will entitle the holder thereof to acquire one common share at an exercise price of $78.75 (or $2.25 pre-consolidation) per share for a period beginning on April 22, 2021 through October 22, 2025. The Company used the net proceeds from the Private Placement, which closed on October 22, 2020, for purchase order fulfilment, working capital and other general corporate purposes. The net proceeds of the Private Placement amounted to $32.9 million.

Registered Direct Offering Priced At-The-Market Under Nasdaq Rules and Concurrent Private Placement

On February 17, 2021, Neptune announced it had entered into definitive agreements with institutional investors for the purchase of 785,715 common shares (27,500,000 pre-consolidation shares). The Company also agreed to issue to the investors, in a concurrent private placement, unregistered common share purchase warrants (the "Warrants") to purchase an aggregate of 196,429 common shares (6,875,000 pre-consolidation shares). Each common share and accompanying quarter of a Warrant were sold together at a combined offering price of $70.00 (or $2.00 pre-consolidation), pursuant to a registered direct offering, priced at-the-market under Nasdaq rules, for aggregate gross proceeds of approximately $55.0 million before deducting fees and other estimated offering expenses (the "Offering"). The Warrants will have an exercise price of $78.75 per share (or $2.25 per pre-consolidation share), will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire 5.5 years from the date of issuance. Proceeds were allocated first to the warrants based on their fair value and then the residual to the common shares, resulting in an initial warrant liability of $6.3 million and $48.7 million recorded in the equity of the Corporation. Purchase warrants are recognized as liabilities, as the exercise price of the warrants is in USD, whereas the Corporation’s functional currency is the Canadian dollar. The net proceeds of the registered direct offering were of $52.9 million. The Offering closed on February 19, 2021, following the satisfaction of customary closing conditions and the receipt of regulatory approvals, including the approval of the Toronto Stock Exchange.

Direct Offering subsequent to the year end

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 1,300,000 common shares of the Corporation, 645,526 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 2,591,052 common shares warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering are $5 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The Prefunded warrants were fully exercised on June 24, 2022 for $64.55.

CAPITAL RESOURCES

Liquidity position

As at March 31, 2022, the Company’s liquidity position, consisting of cash and cash equivalents, was $8.7 million. The Company also has a short-term investment of $0.02 million.

Liquidity and Capital Resources

Cash flows and financial condition between the three-month periods ended March 31, 2022 and 2021

Summary

As at March 31, 2022, cash and cash equivalent totaled $8.7 million, a decrease of $51.1 million or 85% compared to cash and cash equivalents totaling $59.8 million as at March 31, 2021.

Operating activities

During the three-month period ended March 31, 2022 our operating activities used cash of $10.5 million compared to $6.2 million in the three-month period ended March 31, 2021. For the twelve months ended March 31, 2022, our operating activities used cash of $54.3 million compared to $56.6 million in the prior year.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the year ended March 31, 2022, $2.3 million was used for investing activities. In the prior year, $10.1 million was used for investing activities.

Financing activities

The Company has been successful in obtaining financing from public issuances, private placements, and related parties. The Company also previously had a term facility for one of its subsidiaries, which was repaid in its entirety during the last quarter of fiscal year 2021 and since then, it has not incurred financing until the $8.0 million Registered Direct Offering closed on March 14, 2022. The Company has limited debt, all of which is subordinated.

On January 28, 2022, a shelf registration statement on Form F-3 (the "Form F-3") was filed with the SEC, allowing the Company to issue up to $50 million in publicly traded securities within a three-year timeframe. In connection with the Company's loss of foreign private issuer status, the Company intends to withdraw the Form F-3 following the date of this Annual Report. The Company has preferred shares authorized (none issued) as well unlimited class A shares. As part of financing options, we may choose to issue such classes of shares subject to securities laws restrictions.

The Company's current cash position will be sufficient to support its financial needs for two to three months. Should the Company's financing initiatives discussed above not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. These represent short-term and long-term financing options to management. Management believes that, absent any unexpected economic circumstances or other unknown factors, Neptune will be able to obtain sufficient financial resources to fund its current operations to make the investments needed to execute on the Company's strategic plans. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern.

The financial commitments and obligations of the Company are limited. Furthermore, certain liabilities, such as the warrant liabilities, are dependent on Neptune’s share price and would only become payable if they are in the money. The warrants, if exercised, settle in common shares of the Company and therefore do impact on the Company’s cash. Indeed, warrant holders are required to pay the cash strike price to exercise the warrant and thus the exercise of warrants would result in a cash infusion to the Company.

Loans and borrowings

On February 10, 2021, as part of the Sprout acquisition, Sprout issued a promissory note of $10.0 million guaranteed by the Company and secured by a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10.0% per annum, payable quarterly in arrears on the last day of each fiscal quarter during the term, commencing March 31, 2021. The principal is payable on February 1, 2024.

Equity

Equity consists of the following items:

	March 31,	March 31,
	2022	2021

Share capital	$317.051	$306.618
Warrants	6.080	5.901
Additional paid-in capital	55.981	59.625
Accumulated other comprehensive loss	(7.814)	(8.567)
Deficit	(323.182)	(248.210)
Total equity attributable to equity holders of the Corporation	$48.116	$115.367
Total equity attributable to non-controlling interest	12.722	22.178
Total equity	$60.838	$137.545

CONTRACTUAL OBLIGATIONS

The following are the contractual maturities of financial liabilities and other contracts as at March 31, 2022:

						March 31, 2022
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and long-term payables	$22.701	$22.701	$22.701	$—	$—	$—
Lease liabilities[1]	2.705	3.861	0.798	1.612	1.091	0.360
Loans and borrowings[2]	11.648	12.088	1.000	11.088	—	—
Other liability[3]	0.089	15.000	—	—	—	15.000
	$37.143	$53.650	$24.499	$12.700	$1.091	$15.360

(1) Includes interest payments to be made on lease liabilities corresponding to discounted effect.

(2) Includes interest payments to be made on loans and borrowings.

(3) According to the employment agreement with the CEO, a long-term incentive is payable if the Company reaches a level of market capitalization.

Liabilities related to warrants are excluded from the table above, as they are to settled in shares.

Under the terms of its financing agreements, the Company is not required to meet financial covenants.

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. The parties also agreed that if certain contingencies did not occur by December 31, 2021, the parties would negotiate for a period of 30 days and, in the absence of an agreement, would be entitled to a grant of vested RSUs with a value of approximately $4.7 million (or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value). On January 31, 2022, the parties agreed to extend the 30-day negotiation period for an additional 30 days. As the strategic partnership was not consummated by December 31, 2021, the CEO will be entitled to the compensation mentioned above. The Company has accrued in trade and other payable the liability to the CEO of $4.7 million as at March 31, 2022. The related charge for the three-month and twelve-month periods ended March 31, 2022 is nil and $4.7 million, respectively, is included in selling general and administrative expenses.

The Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period to the former CEO. A provision of $0.4 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 11, commitments disclosed in note 22(a) and legal proceedings in note 22(b) of the consolidated financial statements for the years ended March 31, 2022 and 2021.

The Company has no significant off-balance sheet arrangements as at March 31, 2022, other than those mentioned above and the commitments disclosed in note 22 of the consolidated financial statements for the years ended March 31, 2022 and 2021.

ACCOUNTING POLICIES

OUR ACCOUNTING POLICIES

Please refer to Note 3 of the annual consolidated financial statements as at March 31, 2022 for more information about significant accounting policies used to prepare the financial statements.

When preparing the financial statements in accordance with US GAAP, the management of Neptune must make estimates and judgements that affect the amounts reported in the financial statements and the notes thereto. Such estimates are based on Management’s knowledge of current events and actions that the Company may take in the future.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The consolidated financial statements are prepared in accordance with US GAAP. In preparing the consolidated financial statements for the years ended March 31, 2022 and 2021, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2022 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2022 and 2021.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Critical accounting estimates are:

•

Estimating the write down of inventories

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses. As necessary, the Corporation records write-downs for excess, slow moving and obsolete inventory. To determine these amounts, the Corporation regularly reviews inventory quantities on hand and compares them to estimates of historical utilization, future product demand, and production requirements. Write-downs of inventories to net realizable value are recorded in cost of sales in the consolidated financial statements.

In the years ended March 31, 2022 and 2021, inventories have been reduced by $3.7 million and $19.0 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory in fiscal 2022 was largely related to the completion of inventory write-downs of legacy Health and Wellness products as well as inventory write downs for legacy products related to the SugarLeaf facility. Both write offs of inventories occurred in the first six months of fiscal 2022, resulting in $3.7 million of expense.

The write-off of inventory in fiscal 2021 was largely related to hand sanitizer products.

Net realizable value is subject to measurement uncertainty because it can be difficult to predict market demands and timing of supply due to logistics.

•
Estimating the expected credit losses for trade receivables

An allowance for current expected credit losses is maintained to reflect credit risk for trade accounts receivable based on a current expected credit loss model which factors in changes in credit quality since the initial recognition of trade accounts receivable based on customer risk categories. Current expected credit losses also consider collection history and specific risks identified on a customer-by-customer basis. Trade accounts receivable are presented net of allowances for current expected credit losses.

Most of the Corporation's customers are distributors for a given territory and are privately-held, provincially owned and publicly owned companies. The profile and credit quality of the Corporation’s customers vary significantly. Adverse changes in a customer’s financial position could cause the Corporation to limit or discontinue conducting business with that customer, require the Corporation to assume more credit risk relating to that customer’s future purchases or result in uncollectible accounts receivable from that customer. Such changes could have a material adverse effect on business, consolidated results of operations, financial condition and cash flows.

The Corporation’s extension of credit to customers involves judgment and is based on an evaluation of each customer’s financial condition and payment history. From time to time, the Corporation will temporarily transact with customers on a prepayment basis where circumstances warrant. The Corporation’s credit controls and processes cannot eliminate credit risk.

During the year ended March 31, 2022, the Corporation transacted with a few new customers for which financial positions deteriorated during the year. The Corporation has recorded specific provisions related to these customers.

The expected credit loss for the year ended March 31, 2022 was $1.7 million and for March 31, 2021 was $7.0 million. As at March 31, 2022, 69% of our trade receivables are past due (March 31, 2021 – 83%). We have provided for 58% of past due receivables as at March 31, 2022 (March 31, 2021 - 68%). Most of the past due trade receivables are from legacy customers of B2B cannabis services revenues as well as legacy Health and Wellness customers, for which they were provided for in fiscal 2021. Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.

Biodroga – As part of its annual impairment test, Management determined that the fair value of Biodroga was higher than its carrying value and thus no impairment charge was recorded for the reporting unit. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. As at March 31, 2022, the assumptions used in determining the fair value were not subject to a degree of uncertainty that would have caused impairment to be recorded as there was sufficient headroom between the fair value of the reporting unit and its carrying value.

Sprout – In 2022, as part of the annual impairment test of Sprout, Management determined that the fair value of the reporting unit was lower than its carrying amount. As a result, an impairment charge of $1.5 million was allocated to the Sprout tradename and an impairment charge of $3.3 million was allocated to the goodwill of Sprout. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. Due to the impairment losses recorded in the fourth quarter of fiscal 2022, there is no headroom between the fair value of the reporting unit and its carrying value and therefore, changes in assumptions in future periods may result in additional impairment charges.

Cannabis – The Corporation identified a trigger of impairment related to its Canadian cannabis asset group. Impairment indicators such as increased operating losses, decline in the share price and negative industry and economic trends were identified in the fourth quarter. The fair value of the asset group was determined to be less than the carrying value, resulting in an impairment loss of $12.3 million allocated between the building and components ($3.1 million) and the laboratory and plant equipment ($9.2 million). Management announced on June 8, 2022 the divestiture of the Canadian cannabis business. As a result, if the Corporation is unable to sell the asset of the Canadian cannabis group at their fair value, additional impairment charges may be required in fiscal 2023.

•
Estimating the revenue from contracts with customers subject to variable consideration. Refer to note 2(c) of the consolidated financial statements for more details).

The Corporation’s revenue-generating activities from the sale of products in the course of ordinary activities are recognized at a point in time when control of the products is transferred to the customer and the Corporation’s obligations have been fulfilled. The Corporation transfers control generally on shipment of the goods or in some cases, upon reception by the customer. Revenue is measured as the amount of consideration the Corporation expects to receive in exchange for the Corporation’s product as specified in the customer contract. Certain of the Corporation’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances, the Corporation may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Corporation make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Corporation estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand. For fiscal 2022, the Corporation revised its estimated provision for returns of the cannabis sales as a result of new information and experience with sales returns. The impact of the revised estimate for year ended March 31, 2022 is a reduction of the provision of $1.1 million and an increase in revenue from sales and services.

The Corporation recognizes a liability for sales refunds within other current liabilities with a corresponding decrease in revenues. Furthermore, the Corporation recognizes an asset for the value of inventory which is expected to be returned within prepaid expenses and other assets on the consolidated balance sheets with a corresponding reduction of cost of sale.

•
Judgment related to revenue recognition in determining whether the Company is the principal or the agent for the arrangements with suppliers of products the Corporation does not manufacture.

The Corporation may be involved with other parties, including suppliers of products, in providing goods or services to a customer when it enters into revenue transactions for the sale of products that it does not manufacture. In these instances, the Corporation must determine whether it is a principal in these transactions by evaluating the nature of its promise to the customer. The Corporation is a principal and records revenue on a gross basis if it controls a promised good before transferring that good to the customer. On the other hand, the Corporation records revenue as the net amount when it does not meet the criteria to be considered a principal.

•
Estimating the fair value of bonus based on market conditions (note 16 of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Corporation’s US market capitalization is at least $1 billion. The Corporation values the long-term incentive with the risk-neutral Monte Carlo simulation method. Based on the model, the Corporation could reach this market capitalization in 6.51 years. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 2.32% and a volatility of 67.35% (respectively 1.74% and 66.46% for the previous year). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

•
Judgment related to the recognition period to be used in recording stock-based compensation that is based on market and non-market conditions (notes 14 and 16 of the consolidated financial statements)

On July 8, 2019, the Corporation granted 157,143 market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. The options were vest after the attainment of market performance conditions within the following ten years. The market condition was factored into the fair value. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

On July 8, 2019, the Corporation granted 100,000 non-market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date) These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan None of these non-market performance options have vested as at March 31, 2022. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at March 31, 2022 and 2021.

•
Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related call option (note 4 of the consolidated financial statements).

The allocation of the purchase price was based on management’s estimate of the fair values of the acquired identifiable assets and assumed liabilities using valuation techniques including income, cost and market approaches (Level 3). The Corporation utilized both the cost and market approaches to value fixed assets, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. We utilized the income approach to value intangible assets, which considers the present value of the net cash flows expected to be generated by the intangible assets, and excluding cash flows related to contributory assets.

As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5.5 million, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%.

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the consolidated financial statements for the years ended March 31, 2022 and 2021 are the same other than as disclosed, if any, in note 3 to the consolidated financial statements.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A, and taking into account the 35-to-1 consolidation that went into effect on June 13, 2022:

Number of Securities Issued and Outstanding

Common shares	7,614,434
Share options	562,413
Deferred share units	4,308
Restricted share units	22,820
Warrants	5,993,414
Total number of securities	14,197,389

The Company’s common shares are being traded on the TSX and on NASDAQ Capital Market under the symbol ‟NEPT”. Each option, restricted share, restricted share unit, deferred share unit and warrant is exercisable into one common share to be issued from the treasury of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed in a separate section following Part IV, as shown on the index under Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

INTERNAL CONTROLS DISCLOSURE

Disclosure Controls and Procedures ("DC&P") and Internal Control Over Financial Reporting ("ICFR")

As required by applicable rules of the SEC, Management is responsible for the establishment and maintenance of DC&P and ICFR. Our DC&P and ICFR has been designed based on the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP. Regardless of how well the DC&P and ICFR are designed, internal controls have inherent limitations and can only provide reasonable assurance that the controls are providing reliable financial reporting information in accordance with US GAAP. These inherent limitations include, but are not limited to, human error and circumvention of controls and as such, there can be no assurance that the controls will prevent or detect all misstatements due to errors or fraud, if any.

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of March 31, 2022 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to a material weaknesses disclosed below.

Internal controls over financial reporting ("ICFR")

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not effectively design, implement and operate effective process-level control activities related to various processes, account level assertions and disclosures such as inventory, journal entry, cutoff and purchasing processes, including entity level controls and information technology general controls (“ITGCs”).

Further, there were inadequate controls over user and privileged access to information technology (IT) systems for multiple components to adequately restrict access to appropriate finance and IT personnel and enforce appropriate segregation of duties. As a result, process-level automated control activities and manual control activities that are dependent upon information derived from IT systems were also ineffective. The pervasive nature of these deficiencies contributed to the other material weaknesses below:

•
Inadequate oversight processes and procedures to guide individuals in applying internal control over financial reporting to prevent or timely detect material accounting errors and ensuring adherence to applicable accounting standards.
•
Ineffective risk assessment process, including (i) potential for fraud and (ii) identification and assessment of changes in the business that could impact our system of internal controls.
•
Ineffective design and implementation of control activities, general controls over technology and deployment of policies and procedures.
•
Relevant and quality information to support the functioning of internal controls was not consistently generated, used, or reviewed by the Company.
•
The Company did not sufficiently select, develop, and perform ongoing evaluations to determine that components of internal control are present and functioning.
•
The evaluation and communication process of internal control deficiencies was not timely.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2021. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2022.

Changes in ICFR

We have been and are actively engaged in the implementation of remediation efforts discussed below to address the material weaknesses in our internal control over financial reporting identified as of March 31, 2021. Under the direction of our CEO and CFO, we developed a comprehensive plan to remediate those material weaknesses. We are in the process of implementing this plan. The Company has no change in its ICFR that has materially affected or is reasonably likely to materially affect the Company's ICFR for the twelve-month period ended March 31, 2022. Our CEO and CFO have taken additional steps to assure that the financial statements as of and for the twelve-month period ended March 31, 2022 are presented fairly in accordance with US GAAP.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this annual report does not include an attestation report of our registered public accounting firm regarding our management’s assessment of internal control over financial reporting.

Remediation Plan

The above material weaknesses also existed at March 31, 2021. During the year ended March 31, 2021, we began implementing certain measures as part of the remediation plan including: (i) development of a detailed remediation plan addressing the material weaknesses related to the control environment, risk assessment and monitoring, (ii) institution of policies and processes to support the functioning of internal controls over financial reporting, (iii) design of a comprehensive risk assessment process, (iv) process level and IT general controls design enhancement and (v) hiring of individuals with appropriate skills and experience. The material weaknesses being addressed by the above-mentioned remediation plan will not be considered remediated until the applicable controls operate for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. This has not occurred to date.

We remain committed to the identification, design and implementation of steps still needed to remediate the material weaknesses in our internal controls identified as of March 31, 2021, and to ensure that our internal controls over financial reporting will be designed and operating effectively by:

•
Addressing the material weaknesses related information and communication.
•
Continuing to institute policies and processes to support the functioning of internal controls over financial reporting.
•
Implementing a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement (including fraud risks).
•
Ensuring the proper implementation and operating effectiveness of process-level and IT general controls that support automated and manual control activities.
•
Establishing an adequate reporting structure to ensure authority guidelines and reinforcing communications protocols, including required information and expectations, to enable personnel to carry out their responsibilities and producing accurate financial reports.
•
Reinforcing internal control expertise across the organization.
•
Holding individuals accountable for their role related to internal control and providing continuous training.
•
Designing and implementing additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies in a timely manner.

Although we have commenced the remediation process and intend to complete it as promptly as possible, we cannot estimate how long it will take to remediate these material weaknesses. In addition, new material weaknesses may be discovered that require additional time and resources to remediate. Until the remediation is complete, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with US GAAP.

Limitation on scope of design

During the previous fiscal year, and only for that period, the Company has limited the scope of its DC&P and ICFR to exclude controls, policies and procedures of Sprout Foods, a business acquired not more than 365 days before the last day of the period covered by the filing. The Company elected to exclude the Sprout Foods business acquired as allowed by applicable regulations. As at March 31, 2022, the Company has completed its analysis and assessment of internal controls of Sprout Foods which is no longer excluded from Management’s assessment of DC&P and ICFR.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2022 annual meeting of shareholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2022, pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Refer to Part IV, “Consolidated Financial Statements,” on page F-1 within this Annual Report for our Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1

Translation of Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

3.2

Translation of Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2022, and incorporated by reference herein)

3.3	General By-Law (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
3.4	Advance Notice By-Law (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
4.1*	Specimen Common Share Certificate
10.1#	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.2#	Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.4#	Form of Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.5#

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.6#

Employment Agreement by and between the Registrant and Michael Cammarata dated July 7, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.7#†

Letter Agreement by and between the Registrant and Michael Cammarata dated November 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.8#

Interim Services Agreement by and among the Registrant, CSuite Financial Partners and Randy Weaver dated September 23, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.9#

Employment Agreement by and between the Registrant and John Wirt dated August 10, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.10

Secured Promissory Note issued by Sprout Foods, Inc. to NH Expansion Credit Fund Holdings LP, dated February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.11#

Employment Agreement by and between the Registrant and Raymond Silcock dated June 13, 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 2022, and incorporated by reference herein)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates a management contract or compensatory plan or arrangement.
†	Certain identified information has been excluded from the exhibit pursuant to Item 601(a) (6) and/or Item 601(b) (10) (iv) of Regulation S-K
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: July 7, 2022	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Cammarata	President, Chief Executive Officer and Director	July 7, 2022
Michael Cammarata	(Principal Executive Officer)

/s/ Randy Weaver	Interim Chief Financial Officer	July 7, 2022
Randy Weaver	(Principal Financial and Accounting Officer)

/s/ Julie Phillips	Chair of the Board	July 7, 2022
Julie Phillips

/s/ Joseph Buaron	Director	July 7, 2022
Joseph Buaron

/s/ Ronald Denis	Director	July 7, 2022
Ronald Denis

/s/ Michael De Geus	Director	July 7, 2022
Michael De Geus

/s/ Philip Sanford	Director	July 7, 2022
Philip Sanford

Consolidated Financial Statements of

neptune WELLNESS SOLUTIONS inc.

For the years ended March 31, 2022 and 2021

neptune WELLNESS SOLUTIONS inc.

Consolidated Financial Statements

For the years ended March 31, 2022 and 2021

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Neptune Wellness Solutions Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neptune Wellness Solutions Inc. (the Corporation) as of March 31, 2022, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows for the year ended March 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Corporation incurred a net loss and negative cash flows from operations for the year ended March 31, 2022, had an accumulated deficit at March 31, 2022 and has no committed sources of financing available. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Corporation requires funding in the very near term in order to continue its operations. If the Corporation is unable to obtain funding in the upcoming days, it may have to liquidate its assets. These conditions cast substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Framework and Reporting Currency

As discussed in Note 2 to the consolidated financial statements, in the year ended March 31, 2022, the Corporation has retrospectively adopted U.S. generally accepted accounting principles. The financial statements were previously prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

As discussed in Note 2 to the consolidated financial statements, the Corporation has changed its reporting currency from Canadian dollars to U.S. dollars, which has been applied retrospectively.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill and tradenames related to Sprout

As discussed in note 9 to the consolidated financial statements, the Corporation’s tradenames intangible asset balance was $19,272,574 and the goodwill balance was $19,550,590 related to Sprout as of March 31, 2022. As discussed in note 3(k), the Corporation’s long-lived assets, including amortizable tradename intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Corporation identified a trigger of impairment related to its long-lived assets and recorded an impairment charge of $1,527,000 for trademarks. The Corporation also assesses goodwill impairment annually in the fourth quarter. As part of the goodwill impairment test, the Corporation compared the carrying amount of the reporting unit to the fair value and recorded an impairment charge of $3,288,847. The fair value was determined using a discounted cash flow model and for goodwill, the Corporation also used the market multiples valuation approach. Significant assumptions used to estimate the fair values included the forecasted revenue, gross margins and net working capital investment, weighted average cost of capital and terminal value. For the goodwill impairment test, the market revenue multiple was also a significant assumption.

We identified the evaluation of tradenames and goodwill impairment analysis as a critical audit matter. Subjective auditor judgement was involved in evaluating the valuation models used and the significant assumptions used to determine the fair values. Minor changes to certain of the significant assumptions had a significant effect on the Corporation’s estimate of the fair value. Additionally, the audit effort associated with the estimate requires specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We compared gross margins, working capital investment and revenue growth rates to historical actual results and to the Corporation’s most recent plans. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•
assessing the appropriateness of the valuation models used by the Corporation;
•
comparing the discount rate used by the Corporation in the valuation to discount rate ranges that were independently developed using publicly available market data for comparable companies;
•
comparing the terminal value used by the Corporation to economic growth forecast;
•
assessing the appropriateness of the revenue market multiples used in the valuation model by comparing to multiples of publicly traded comparable companies.

Valuation of Canadian cannabis long-lived assets

As discussed in note 3(k) to the consolidated financial statements, long-lived assets, such as property plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As discussed in note 7, the carrying value of the Canadian cannabis asset group as of March 31, 2022 was $20,290,929 which included the production facility land and building of $17,101,160 and equipment of $3,189,769. Indicators of impairment such as increased operating losses, decline in the share price and negative industry and economic trends were identified in the fourth quarter. The fair value of the asset group was determined to be less than the carrying value, resulting in an impairment loss of $3,150,663 to the building and components and $9,210,460 to the laboratory and plant equipment. The fair value of the asset group was determined using the market multiple valuation approach with the significant assumption of market revenue multiple. The fair value of the individual assets of land, building and equipment was determined using market prices for comparable asset.

We identified the evaluation of the fair value of the long-lived assets as a critical audit matter. Subjective auditor judgement was involved in evaluating the market revenue multiples and market prices for comparable assets.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating certain assumptions used in the fair value of the asset group and land, building and equipment. They did so by comparing (1) market revenue multiples used in evaluating the asset group to external market data for comparable businesses and (2) market prices to external market data for comparable assets.

/s/ KPMG LLP

We have served as the Corporation’s auditor since 2021.

Montreal, Quebec
July 7, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Neptune Wellness Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Neptune Wellness Solutions Inc. (the Corporation) as of March 31, 2021, the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Corporation's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Corporation has suffered recurring losses from operations, has negative cash flows from operations, and has stated that substantial doubt exists about the Corporation’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor from 2020 to 2021.

Montréal, Canada

July 7, 2022

neptune WELLNESS SOLUTIONS inc.

Consolidated Balance Sheets

(in U.S. dollars)

		As at	As at
	Notes	March 31, 2022	March 31, 2021
Assets

Current assets:
Cash and cash equivalents		$8,726,341	$59,836,889
Short-term investment		19,255	19,145
Trade and other receivables	5	7,599,584	8,667,209
Prepaid expenses		3,983,427	3,686,851
Inventories	6	17,059,406	17,317,423
Total current assets		37,388,013	89,527,517

Property, plant and equipment	7	21,448,123	37,345,716
Operating lease right-of-use assets	8	2,295,263	2,899,199
Intangible assets	9	21,655,035	25,956,830
Goodwill	9	22,168,288	25,453,372
Marketable securities	21	—	150,000
Other financial assets	4	—	5,615,167
Total assets		$104,954,722	$186,947,801

Liabilities and Equity

Current liabilities:
Trade and other payables	10	$22,700,849	$19,881,995
Current portion of operating lease liabilities	8	641,698	230,016
Deferred revenues		285,004	1,989,632
Provisions	11	1,118,613	2,245,658
Liability related to warrants	12	5,570,530	10,462,137
Total current liabilities		30,316,694	34,809,438

Operating lease liabilities	8	2,063,421	2,886,940
Loans and borrowings	13	11,648,320	11,312,959
Other liability	16(c)	88,688	393,155
Total liabilities		44,117,123	49,402,492

Shareholders' Equity:
Share capital - without par value (5,554,456 shares issued and outstanding as of March 31, 2022; 4,732,090 shares issued and outstanding as of March 31, 2021)	14	317,051,125	306,618,482
Warrants	14(f)	6,079,890	5,900,973
Additional paid-in capital		55,980,367	59,625,356
Accumulated other comprehensive loss		(7,814,163)	(8,567,106)
Deficit		(323,181,697)	(248,209,952)
Total equity attributable to equity holders of the Corporation		48,115,522	115,367,753

Non-controlling interest	15	12,722,077	22,177,556
Total shareholders' equity		60,837,599	137,545,309

Commitments and contingencies	22
Subsequent events	25
Total liabilities and shareholders' equity		$104,954,722	$186,947,801

See accompanying notes to the consolidated financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chairman of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Loss and Comprehensive Loss

(in U.S. dollars)

		Years ended
	Notes	March 31, 2022	March 31, 2021

Revenue from sales and services, net of excise taxes of $1,877,543 (2021 - $38,056)		$47,695,828	$34,261,647
Royalty revenues		1,019,861	1,109,678
Other revenues		81,435	28,994
Total revenues	23	48,797,124	35,400,319

Cost of sales other than loss on inventories, net of subsidies of $924,644 (2021 - $932,483 )		(52,561,404)	(30,964,709)
Cost of services		—	(12,846,937)
Impairment loss on inventories	6	(3,772,066)	(18,962,254)
Total Cost of sales and services		(56,333,470)	(62,773,900)
Gross profit (loss)		(7,536,346)	(27,373,581)

Research and development expenses, net of tax credits and grants of nil (2021 - $12,272 )		(880,151)	(1,922,195)
Selling, general and administrative expenses, net of subsidies of $99,840 (2021 - $1,431,033 )		(60,538,424)	(63,824,118)
Impairment loss related to intangible assets	9	(1,527,000)	—
Impairment loss related to property, plant and equipment	7	(14,765,582)	(10,747,692)
Impairment loss related to right-of-use assets		—	(107,650)
Impairment loss related to goodwill	9	(3,288,847)	(26,898,016)
Net gain on sale of assets		6,469	—
Loss from operating activities		(88,529,881)	(130,873,252)

Finance income	17	7,123	825,745
Finance costs	17	(2,143,978)	(1,786,781)
Foreign exchange loss		(685,708)	(4,051,418)
Change in revaluation of marketable securities		(107,203)	169,216
Gain on revaluation of derivatives	4, 12, 21	7,035,118	7,974,549
		4,105,352	3,131,311
Loss before income taxes		(84,424,529)	(127,741,941)

Income tax recovery	18	—	3,477,711
Net loss		(84,424,529)	(124,264,230)

Other comprehensive income
Net change in unrealized foreign currency gains on translation of net investments in foreign operations (tax effect of nil for both periods)		750,248	6,737,947
Total other comprehensive income		750,248	6,737,947

Total comprehensive loss		$(83,674,281)	$(117,526,283)

Net loss attributable to:
Equity holders of the Corporation		$(74,971,745)	$(123,170,020)
Non-controlling interest	15	(9,452,784)	(1,094,210)
Net loss		$(84,424,529)	$(124,264,230)

Total comprehensive loss attributable to:
Equity holders of the Corporation		$(74,218,802)	$(116,206,145)
Non-controlling interest		(9,455,479)	(1,320,138)
Total comprehensive loss		$(83,674,281)	$(117,526,283)

Basic and diluted loss per share attributable to:
Equity holders of the Corporation		$(15.54)	$(35.55)
Non-controlling interest		$(1.96)	$(0.32)
Total loss per share	19	$(17.50)	$(35.86)

Basic and diluted weighted average number of common shares		4,824,336	3,465,059

See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Changes in Equity

(in U.S. dollars)

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Corporation	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

Net loss for the period		—	—	—	—	—	(74,971,745)	(74,971,745)	(9,452,784)	(84,424,529)
Other comprehensive income for the period		—	—	—	—	752,943	—	752,943	(2,695)	750,248
Total comprehensive loss for the period		—	—	—	—	752,943	(74,971,745)	(74,218,802)	(9,455,479)	(83,674,281)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	16	—	—	—	7,816,845	—	—	7,816,845	—	7,816,845
Warrants in exchange of services rendered by non-employees	14(f)	—	—	178,917	—	—	—	178,917	—	178,917
RSUs released, net of withholding taxes	14(d), 16(b)(ii)	108,079	10,050,319	—	(11,461,834)	—	—	(1,411,515)	—	(1,411,515)
Direct Offering, net of issuance costs	14(h)	714,287	382,324	—	—	—	—	382,324	—	382,324
Total contributions by and distribution to equity holders		822,366	10,432,643	178,917	(3,644,989)	—	—	6,966,571	—	6,966,571

Balance as at March 31, 2022		5,554,456	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Changes in Equity (Continued)

(in U.S. dollars)

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Corporation	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2020		2,838,233	$181,970,882	$3,997,402	$57,565,035	$(15,530,981)	$(125,039,932)	$102,962,406	$—	$102,962,406

Net loss for the period		—	—	—	—	—	(123,170,020)	(123,170,020)	(1,094,210)	(124,264,230)
Other comprehensive income (loss) for the period		—	—	—	—	6,963,875	—	6,963,875	(225,928)	6,737,947
Total comprehensive loss for the period		—	—	—	—	6,963,875	(123,170,020)	(116,206,145)	(1,320,138)	(117,526,283)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	16	—	—	—	9,885,138	—	—	9,885,138	—	9,885,138
Warrants in exchange of services rendered by non-employees	14(f)	—	—	1,903,571	—	—	—	1,903,571	—	1,903,571
Share options exercised	14(b), 16(a)	142,909	10,992,879	—	(3,513,919)	—	—	7,478,960	—	7,478,960
DSUs released	14(c), 16(b)(i)	1,381	98,093	—	(98,093)	—	—	—	—	—
RSUs released, net of withholding taxes	14(d), 16(b)(ii)	16,414	3,402,824	—	(4,119,959)	—	—	(717,135)	—	(717,135)
Restricted shares issued	14(e), 16(b)(iii)	850	92,846	—	(92,846)	—	—	—	—	—
At-The-Market Offering, net of issuance costs	14(g)	154,619	13,069,149	—	—	—	—	13,069,149	—	13,069,149
Direct Offering, net of issuance costs	14(h)	136,389	12,017,902	—	—	—	—	12,017,902	—	12,017,902
Private Placement, net of issuance costs	14(i)	462,963	21,608,448	—	—	—	—	21,608,448	—	21,608,448
Business combinations	4, 14(j)	192,617	17,595,505	—	—	—	—	17,595,505	23,497,694	41,093,199
Registered Direct Offering Priced At-The-Market and Concurrent Private Placement, net of issuance costs	14(k)	785,715	45,769,954	—	—	—	—	45,769,954	—	45,769,954
Total contributions by and distribution to equity holders		1,893,857	124,647,600	1,903,571	2,060,321	—	—	128,611,492	23,497,694	152,109,186

Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Cash Flows

(in U.S. dollars)

		Years ended
	Notes	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net loss for the period		$(84,424,529)	$(124,264,230)
Adjustments:
Depreciation of property, plant and equipment		2,723,751	3,961,317
Non-cash lease expense		710,984	320,669
Amortization of intangible assets		3,356,728	15,100,717
Impairment loss on goodwill	9	3,288,847	26,898,016
Share-based payment	16	7,816,845	9,885,138
Impairment loss on inventories	6	3,772,066	18,962,254
Expected credit losses		1,675,390	6,995,747
Non-employee compensation related to warrants	14(f)	178,917	1,903,571
Net finance expense		2,136,855	961,036
Unrealized foreign exchange gain		(117,297)	(1,794,737)
Change in revaluation of marketable securities		107,203	(169,216)
Interest received		8,649	37,911
Interest paid		(970,900)	(689,574)
Revaluation of derivatives		(7,035,118)	(7,974,549)
Impairment loss on property, plant and equipment	7	14,765,582	10,747,692
Impairment loss on right-of-use assets		—	107,650
Impairment loss on intangibles		1,527,000	—
Payment of lease liabilities		(703,686)	(343,064)
Income taxes expense (recovery)		—	(3,477,711)
Net loss from sale of property, plant and equipment		—	(2,635)
Changes in operating assets and liabilities	20	(3,163,414)	(13,811,460)
Net cash used in operating activities		(54,346,127)	(56,645,458)
Cash flows from investing activities:
Maturity of previously restricted short-term investments		—	9,037
Acquisition of a subsidiary, net of cash acquired	4	—	(3,137,242)
Acquisition of property, plant and equipment		(1,938,870)	(6,618,016)
Acquisition of intangible assets		(432,714)	(389,784)
Proceeds from sale of property, plant and equipment		—	14,503
Sales of Acasti shares	21	44,360	—
Net cash used in investing activities:		(2,327,224)	(10,121,502)
Cash flows from financing activities:
Repayment of loans and borrowings		—	(2,457,839)
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		(1,411,515)	(717,135)
Proceeds from the issuance of shares through an At-The-Market Offering	14(g)	—	13,736,868
Proceeds from the issuance of shares and warrants through a Direct Offering	14(h)	8,000,000	12,833,713
Proceeds from the issuance of shares and warrants through a Private Placement	14(i)	—	35,300,844
Proceeds from the issuance of shares and warrants through a Registered Direct Offering Priced At-The-Market and Concurrent Private Placement	14(k)	—	55,000,000
Issuance of shares and warrants costs	14	(636,847)	(6,174,452)
Proceeds from exercise of options and pre-funded warrants	14(b)	650	7,478,960
Net cash provided by financing activities:		5,952,288	115,000,959
Foreign exchange loss on cash and cash equivalents		(389,485)	(185,672)
Net increase (decrease) in cash and cash equivalents		(51,110,548)	48,048,327
Cash and cash equivalents, beginning of period		59,836,889	11,788,562
Cash and cash equivalents as at March 31, 2022 and 2021		$8,726,341	$59,836,889

Cash and cash equivalents is comprised of:
Cash		$8,726,341	$59,836,889

See accompanying notes to the consolidated financial statements.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

1. Reporting entity:

Neptune Wellness Solutions Inc. (the "Corporation" or "Neptune") is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 100-545 Promenade du Centropolis, Laval, Québec, with a 50,000 square-foot production facility located in Sherbrooke, Quebec and a 24,000 square-foot facility located in North Carolina. The consolidated financial statements of the Corporation comprise the Corporation and its subsidiaries, Biodroga Nutraceuticals Inc. ("Biodroga"), SugarLeaf Labs, Inc. ("SugarLeaf"), 9354-7537 Québec Inc., Neptune Holding USA, Inc., Neptune Health & Wellness Innovation, Inc., Neptune Forest, Inc., Neptune Care, Inc. (formerly known as Neptune Ocean, Inc.), Neptune Growth Ventures, Inc., 9418-1252 Québec Inc., Neptune Wellness Brands Canada, Inc. and Sprout Foods, Inc. (“Sprout”).

Neptune is a diversified and fully integrated health and wellness company. Through its flagship consumer-facing brands, Neptune Wellness, Forest Remedies™, Biodroga, MaxSimil®, MoodRing™, PanHash™, Sprout®, Nosh® and NurturMe®, Neptune is redefining health and wellness by building a broad portfolio of natural, plant-based, sustainable and purpose-driven lifestyle brands and consumer packaged goods products in key health and wellness markets, including cannabis, hemp, nutraceuticals, organic baby food, personal care and home care.

Share consolidation

On June 9, 2022, Neptune announced the completion of the Corporation's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-Share Consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022 . The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022. These consolidated financial statements have been retrospectively adjusted to reflect the Share Consolidation. As a result, the number of common shares, options, deferred share units ("DSUs"), restricted share units ("RSUs"), restricted shares and warrants, issuance and exercise prices of options, DSUs, RSUs, restricted shares and warrants, loss per share reflect the Share Consolidation.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which presumes that the Corporation will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Corporation has incurred significant operating losses and negative cash flows from operations since inception. To date, the Corporation has financed its operations through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the year ended March 31, 2022, the Corporation incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million, and had an accumulated deficit of $323.2 million as at March 31, 2022. Furthermore, as at March 31, 2022, the Corporation’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $8.7 million. The Corporation currently has no committed sources of financing available.

As of the date these financial statements are authorized for issuance, the Corporation is required to actively manage its liquidity and expenses. The Corporation currently has minimal available cash balances. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due for certain suppliers. As of the date these financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Corporation requires funding in the very near term in order to continue its operations. If the Corporation is unable to obtain funding in the upcoming days, it may have to liquidate its assets.

These conditions cast substantial doubt about the Corporation's ability to continue as a going concern.

Going forward, the Corporation will seek additional financing in various forms as part of its plan to have the right funding structure in place. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional financings and the establishment of strategic alliances as well as additional research grants and research tax credits. While the Corporation has limited debt, all of which is subordinated, assets available for financing include real estate, accounts receivable and inventories. The ability of the Corporation to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Corporation’s control. The Corporation’s business plan is dependent upon, amongst other things, its ability to achieve and maintain profitability, and continue to obtain adequate ongoing debt and/or equity financing with creditors, officers, directors and stakeholders to finance operations within and beyond the next twelve months.

While the Corporation has been successful in obtaining financing from public issuances, private placements, and related parties in the past, there is no certainty as to future financings.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

Neptune announced on June 8, 2022 the intended divestiture of the cannabis business, which would include the sale of the Mood Ring™ and PanHash™ brands, along with the Corporation's Sherbrooke, Quebec facility, in one or more transactions. In order to accelerate its cost savings, the Corporation will focus on winding up its cannabis operations pending a transaction. This planned action is intended to provide significant cost savings and help maximize operational efficiencies. Finally, the exit of the Canadian cannabis business (see note 25) is expected to reduce the amount of financing the Corporation seeks and is expected to facilitate working with a broader set of financing sources.

On June 23, 2022, Neptune closed an offering with several institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (including common share equivalents) of the Corporation, and accompanying two series of warrants to purchase up to an aggregate of 2,591,052 common share warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds from the offering are $5 million, and the net proceeds are $4.3 million.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

2. Basis of preparation:

(a)
Adoption of U.S. GAAP:

In the year ended March 31, 2022, the Corporation has retrospectively adopted United States generally accepted accounting principles (“US GAAP”). The consolidated financial statements of the Corporation have been prepared in accordance with US GAAP for all periods presented. Comparative figures, which were previously prepared in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Corporation’s accounting policies under US GAAP.

(b)
Functional and reporting currency:

Effective March 31, 2022, the Corporation has changed its reporting currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”). This change in reporting currency has been applied retrospectively such that all amounts in the consolidated financial statements of the Corporation and the accompanying notes thereto are expressed in U.S. dollars. References to "$" and "USD" are U.S dollars and references to “CAD $” and "CAD" are to Canadian dollars. For comparative purposes, historical consolidated financial statements were recast in U.S. dollars by translating assets and liabilities at the closing exchange rate in effect at the end of the respective period, revenues, expenses and cash flows at the average exchange rate in effect for the respective period and equity transactions at historical exchange rates. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the monthly average exchange rates for the period. Differences arising from the exchange rate changes are recorded within foreign currency translation adjustments, a component of other comprehensive income (loss).

Transactions in foreign currencies are translated to the respective functional currencies of the Corporation’s subsidiaries at the average exchange rates for the period. The monetary items denominated in currencies other than the functional currency of a subsidiary are translated at the exchange rates prevailing at the balance sheet date. Non-monetary items denominated in currencies other than the functional currency are translated at historical rates. Gains and losses resulting from re-measurement are recorded in the Corporation’s consolidated statement of loss as foreign exchange gain (loss).

(c)
Use of estimates:

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management.

Estimates are based on management’s best knowledge of current events and actions that the Corporation may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

Estimates include the following:

•
Estimating the write down of inventory;
•
Estimating expected credit losses for receivables;
•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment;
•
Estimating the lease term of contracts with extension options and termination options;
•
Estimating the revenue from contracts with customers subject to variable consideration. For the year ended March 31, 2022, the Corporation revised its estimated provision for returns of the cannabis sales as a result of new information and experience with sales returns. The impact of the revised estimate for year ended March 31, 2022 is a reduction of the provision of $1.1 million and an increase in revenue from sales and services;
•
Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 16);
•
Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related contingent consideration and call option (note 4); and
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 22).

3. Significant accounting policies:

(a)
Basis of consolidation:

These consolidated financial statements include the accounts of the Corporation and its subsidiaries in which the Corporation has a controlling financial interest. All intercompany balances and transactions have been eliminated from the Corporation’s consolidated financial statements. On February 10, 2021, Neptune acquired a 50.1% interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). The accounts of the subsidiary are included in the consolidated financial statements from that date.

(b)
Business combinations and related goodwill:

Business combinations are accounted for using the acquisition method as at the acquisition date when control is transferred. The consideration transferred for the acquisition of a business is the fair value of the assets transferred, and any liability and equity interests issued by the Corporation to the former owners of the acquired business on the date control of the acquired company is obtained. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are generally measured initially at their fair values at the acquisition date. Restructuring, transaction costs other than those associated with the issue of debt or equity securities, and other direct costs of a business combination are not considered part of the business acquisition transaction and are expensed as incurred.

The Corporation measures goodwill as the fair value for the consideration transferred less the net recognized amount of the identifiable assets acquired and liabilities assumed, including the recognized amount of any non-controlling interest in the acquiree, all measured at the acquisition date.

(c)
Derivative over its own equity:

The Corporation has issued liability-classified derivatives over its own equity and has a call option on the non-controlling interest of a subsidiary.

An embedded derivative is separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related, a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative, and the combined instrument is not measured at fair value through profit or loss.

Derivatives and separable embedded derivatives are recognized initially at fair value and attributable transaction costs are expensed as incurred. Subsequent to the initial recognition, derivatives and separable embedded derivatives are measured at fair value and all changes in the fair value are recognized in profit or loss, in the line item “Gain on revaluation of derivatives”.

(d)
Cash and cash equivalents:

The Corporation considers all highly liquid, short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(e)
Investments:

Investments in equity investments in publicly traded companies in which the Corporation does not exercise significant influence are classified as available-for-sale securities. These securities are reported at fair values; based upon quoted market prices, and subsequent changes in the fair value are recognized in profit or loss, in the line item “Change in revaluation of marketable securities”.

(f)
Trade accounts receivable:

Trade accounts receivable consist of amounts due from normal business activities. An allowance for current expected credit losses is maintained to reflect credit risk for trade accounts receivable based on a current expected credit loss model which factors in changes in credit quality since the initial recognition of trade accounts receivable based on customer risk categories. Current expected credit losses also consider collection history and specific risks identified on a customer-by-customer basis. Trade accounts receivable are presented net of allowances for current expected credit losses.

(g)
Inventories:

Inventories are measured at the lower of cost and net realizable value. The cost of finished goods, raw materials, supplies and spare parts is based on the weighted-average cost method. The cost of finished goods and work in progress includes expenditures incurred in acquiring the inventories, production or conversion costs, sub-contractor costs and other costs incurred in bringing them to their existing location and condition, as well as any appropriate share of production overheads based on normal operating capacity.

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

As necessary, the Corporation records write-downs for excess, slow moving and obsolete inventory. To determine these amounts, the Corporation regularly reviews inventory quantities on hand and compares them to estimates of historical utilization, future product demand, and production requirements.

Write-downs of inventories to net realizable value are recorded in cost of sales in the consolidated financial statements.

(h)
Property, plant and equipment, net:

Property, plant and equipment are measured at historical cost less accumulated depreciation and accumulated impairment losses, if any. Historical cost includes expenditures that are directly attributable to the acquisition of the asset, including all costs incurred in bringing the asset to its present location and condition.

Purchased software that is integral to the functionality of the related equipment is capitalized as part of that equipment.

Depreciation is calculated on the cost of an asset using either a straight-line basis or a declining basis over the estimated useful lives of each item of property, plant and equipment.

The estimated useful lives are as follows:

Asset	Method	Period/Rate

Building and building components	Straight-line	20 to 40 years
Laboratory, and plant equipment	Straight-line	10 to 20 years
Furniture and office equipment	Declining balance	20% to 30%
Computer equipment	Straight-line	2 to 5 years
(i)
Goodwill and other Intangible assets:
(i)
Initial recognition:

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Following initial recognition, goodwill is measured at cost less any accumulated impairment losses.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

Intangible assets with finite lives are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the intangible asset. The estimated useful lives are as follows:

Asset	Method	Period/Rate

Customer relationships (1)	Straight-line	10 years
Farmer relationships (1)	Straight-line	3 years
License agreements	Straight-line	31 months to 12 years
Website and trademarks	Straight-line	4 years
Tradenames	Straight-line	15 years
Computer software	Straight-line	3 to 5 years
(1)
During the year ended March 31, 2021, the amortization of customer relationships and farmer relationships, both related to SugarLeaf, was accelerated and those assets were then fully amortized.
(ii)
Subsequent expenditure:

Subsequent expenditure is capitalized only when it increases the future economic benefits embodied in the specific asset to which it relates. All other expenditures, including expenditure on internally generated goodwill and brands, are recognized in profit or loss as incurred.

(j)
Research and development:

Research and development expenditures are expensed as incurred. These costs primarily consist of employees’ salaries and benefits related to research and development activities, consultants that conduct the Corporation’s clinical trials, independent auditors and consultants to perform investigation activities on behalf of the Corporation, clinical trial materials, stock-based compensation expense, and other non-clinical costs and regulatory approvals. Advance payments for goods and services that will be used in future research and development are recognized in prepaids or other assets and are expensed when the services are performed, or the goods are used.

(k)
Impairment:
(i)
Long-lived assets:

Long-lived assets, such as property, plant, and equipment, and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Corporation first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment loss recognized is not reversed in future periods.

(ii)
Goodwill:

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Goodwill is tested for impairment at the reporting unit level, which is the operating segment, or a component, which is one level below that operating segment. Components are aggregated as a single reporting unit if they have similar economic characteristics.

Goodwill is tested for impairment when there is a triggering event indicating that the carrying amount may be impaired. When impairment indicators are identified, the Corporation compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value, to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit. Any impairment loss recognized is not reversed in future periods.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

For the purposes of annual impairment testing, the carrying amounts of goodwill are allocated to the reporting units. In conducting its annual impairment test, the Corporation first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Corporation performs a quantitative assessment. The fair value of the reporting unit is determined by analyzing scenarios of business projections and sensitivities attempting to model various assumptions as to how the revenues and cash flows of the business may evolve depending on factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance specific to the reporting unit. The Corporation estimates the fair values of its reporting units based on discounted cash flow (“DCF”) methodology reflecting the latest projections.

(l)
Revenue:

The Corporation’s revenue is comprised of sales of (i) nutraceutical products, (ii) cannabis and hemp products, (iii) food and beverages products, (iv) innovation products and (v) processing services. Payment terms are short-term in nature and are generally less than one year. In addition, if the good is transferred and payment is received within one year, the Company does not determine significant financing components.

Sale of products:

The Corporation’s revenue-generating activities from the sale of products in the course of ordinary activities are recognized at a point in time when control of the products is transferred to the customer and the Corporation’s obligations have been fulfilled. The Corporation transfers control generally on shipment of the goods or in some cases, upon reception by the customer. Revenue is measured as the amount of consideration the Corporation expects to receive in exchange for the Corporation’s product as specified in the customer contract. Certain of the Corporation’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances, the Corporation may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Corporation make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Corporation estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand. The Corporation recognizes a liability for sales refunds within other current liabilities with a corresponding decrease in revenues. Furthermore, the Corporation recognizes an asset for the value of inventory which is expected to be returned within prepaid expenses and other assets on the consolidated balance sheets with a corresponding reduction of cost of sale.

Processing services:

The Corporation is involved in the extraction, purification and formulation of health and wellness products. Revenue earned on processing services is recognized as the services are rendered in accordance with contractual terms, recovery of the consideration is probable and the amount of revenue can be measured reliably. The Corporation recognizes revenue from processing services in proportion to the stage of completion of the service at the reporting date. The stage of completion is assessed based on surveys of work performed. All related production costs are expensed as incurred.

Royalty revenues:

Royalties are earned under the terms of the applicable agreement and are recognized when it is probable that the economic benefits associated with the transaction will be received and the amount can be measured reliably.

Principal versus agent arrangements:

The Corporation may be involved with other parties, including suppliers of products, in providing goods or services to a customer when it enters into revenue transactions for the sale of products that it does not manufacture. In these instances, the Corporation must determine whether it is a principal in these transactions by evaluating the nature of its promise to the customer. The Corporation is a principal and records revenue on a gross basis if it controls a promised good before transferring that good to the customer. On the other hand, the Corporation records revenue as the net amount when it does not meet the criteria to be considered a principal.

(m)
Cost of revenue:

Cost of revenue includes all costs directly related to the manufacturing of products, including the cost of raw materials, direct labor, packaging, direct production costs, plant overhead, depreciation expense related to manufacturing and corresponding right-of-use assets. For manufacturing outsourced to third-party contractors, cost of revenue represents the amount invoiced by the contractors. Cost of revenue also includes the costs relating to warehousing, maintenance, inspection activities, freight and inventory write-downs.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(n)
Selling, general and administrative expenses:

Selling, general and administrative (“SG&A”) expenses include selling and administrative personal costs, sales and marketing expenses, professional fees, depreciation expense related to non-manufacturing assets, operating lease rent expense, non-manufacturing overhead, gains and losses on the sale of property, plant and equipment, and other general and administrative expenses. Additionally, SG&A expenses include a portion of costs related to employee benefits, share-based compensation expense and amortization of customer relationships and other intangibles.

(o)
Government grants:

Government grants, consisting of grants, subsidies and Quebec provincial investment tax credits, are recorded as a reduction of the related expense or cost of the asset acquired. Government grants are recognized when there is reasonable assurance that the Corporation has met or will meet the requirements of the approved grant program and there is reasonable assurance that the grant will be received.

Grants that compensate the Corporation for expenses incurred are recognized in profit or loss in reduction thereof on a systematic basis in the same years in which the expenses are recognized. Grants that compensate the Corporation for the cost of an asset are recognized in profit or loss on a systematic basis over the useful life of the asset.

(p)
Leases:

The Corporation determines if an arrangement is or contains a lease at contract inception and classifies it as either an operating or finance lease. In addition to lease agreements, the Corporation reviews all material contracts that could contain an embedded lease for potential embedded lease obligations. The Corporation recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date.

The lease liability is recognized based on the present value of the remaining fixed or in-substance fixed lease payments discounted using the Corporation’s incremental borrowing rates unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used. The Corporation uses a specific incremental borrowing rate for leases, which is determined based on the geography and term of the lease. These rates are determined based on inputs provided by external banks and updated periodically. The lease liability includes the exercise of a purchase option only if the Corporation is reasonably certain to exercise as of the commencement date of the lease. The residual value guarantee amount is only included in the lease liability calculation to the extent payment is probable to the lessor as of the commencement of the lease. The right-of-use (“ROU”) asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e., prepaid rent) and initial direct costs incurred by the Corporation and excluding any lease incentives received from the lessor.

Variable lease payments that do not depend on an index or a specified rate are not included in the measurement of lease liabilities but instead are recognized as expenses in the period in which the event or condition that triggers the payment occurs.

The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term as rent expense. For finance leases, the Corporation amortizes the ROU asset on a straight-line basis and records interest expense on the lease liability created at lease commencement over the lease term.

After the commencement date, the carrying amount of lease liabilities is increased to reflect the accretion of interest and reduced to reflect lease payments made. In addition, the carrying amount of lease liabilities is remeasured when there is a change in future lease payments arising from a change in an index or specified rate, if there is a modification to the lease terms and conditions, a change in the estimate of the amount expected to be payable under residual value guarantee, or if the Corporation changes its assessment of whether it will exercise a termination, extension or purchase option. The re-measurement amount of the lease liabilities is recognized as an adjustment to the right-of-use asset, or in the consolidated statement of loss when the carrying amount of the right-of-use asset is reduced to zero.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets; the Corporation recognizes lease expense for these leases over their lease term.

(q)
Share-based payment:

The Corporation offers a stock option plan, which is further described in Note 16, Share-based payments.

For equity-settled awards, the grant date fair value of share-based payment awards is recognized as an expense, with a corresponding increase in equity, over the applicable vesting period of the awards. The grant date fair value takes into consideration market performance conditions when applicable. The Corporation has elected to record awards that vest on multiple instalments as multiple awards, otherwise referred to as graded vesting. For performance-based options issued, the fair value of the instrument is measured at the grant date and expensed over the vesting term when the performance targets are considered probable of being achieved. The Corporation also elected to adjust the amount recognized as an expense to reflect the number of awards for which the related service and non-market performance vesting conditions are expected to be met, such that the amount ultimately recognized as an expense is based on the number of awards that meet the related service and non-market performance conditions at the vesting date.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

Equity based awards, consisting of RSUs, DSUs and cash bonus based on the price of the Corporation common share price, are initially measured based on the fair value of the share-based payment awards at grant date. The cash bonus is remeasured at the end of each reporting period, until settlement.

The fair value of the share-based payment transactions is measured using the Black-Scholes model. Measurement inputs include share price on measurement date, exercise price of the instrument, expected volatility (based on the historical volatility), weighted average expected life of the instruments (based on contractual life, tranche vesting term and general option holder behavior), expected dividends, and the risk-free interest rate (based on government bonds). Service and non-market performance conditions attached to the transactions, if any, are not taken into account in determining fair value. Certain instruments have a market condition considered in the determination of the fair value of the award. The fair value of those awards considers the market condition and is determined generally using a Monte Carlo simulation model.

(r)
Income tax:

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose.

Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (temporary differences) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Corporation expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Corporation’s interpretation of the relevant tax rules and judgement.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Income taxes are recognized in the consolidated statement of loss, except when they relate to an item that is recognized in other comprehensive income (loss) or directly in equity, in which case, the taxes are also recognized in other comprehensive income (loss) or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of loss as a component of income taxes but as a component of interest expense.

(s)
Net earnings or loss per share:

Basic net earnings or loss per share is calculated by dividing the profit or loss attributable to common shareholders of the Corporation by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, for the effects of all dilutive potential common shares, which comprise warrants, share options, deferred share units, restricted share units and restricted shares granted to employees and directors.

(t)
New standards and interpretations not yet adopted:

Accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends ASC Topic 848, Reference Rate Reform. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This new guidance is optional and may be elected over time through December 31, 2022 as reference rate reform activities occur. This new guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends ASC Subtopic 470-20, Debt with Conversion and Other Options and ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the ASU enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021. Management has not yet evaluated the impact of this ASU on the consolidated financial statements.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the consolidated financial statements.

The Corporation does not intend to early adopt any of the above amendments.

4. Business combination:

The Corporation had no business acquisitions for the year ended March 31, 2022. The Corporation acquired the following business for the year ended March 31, 2021:

(a)
Acquisition of a controlling interest in Sprout Foods:

On February 10, 2021, Neptune acquired a 50.1% equity interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). Through Sprout Foods, Neptune entered a new market: the organic baby food market. Sprout is committed to offering products that contain whole foods, no preservatives, no concentrates, no added sugar, are USDA certified organic and are non-GMO. Sprout’s products target four markets: Stage 2 (children 6 months and up), Stage 3 (children 8 months and up), Toddler (children aged 12 months and up) and Snacks (children 8 months and up).

Upon the acquisition of 50.1% of the outstanding equity of Sprout in February 2021, the Corporation assessed its control of Sprout through its exposure and rights to variable returns from its involvement with Sprout and its ability to affect those returns through its power over Sprout. The former controlling shareholder retained a participation of 39.7% and is a minority representative through the execution of their voting power on Sprout's Board of Directors, as long as it holds more than half of its current investment. Based on the contractual terms of the acquisition agreement, the Corporation assessed that the voting rights in Sprout, in combination with its majority representation on the Board of Directors, are the dominant factors in deciding who controls Sprout. Therefore, Sprout is consolidated in the Corporation’s consolidated financial statements

The transaction consideration includes a cash payment of $6,000,000 and the issuance of 192,617 Neptune common shares (or 6,741,573 pre-consolidation shares) having a value of $17,595,505. Additionally, Neptune is guaranteeing a $10,000,000 note issued by Sprout in favor of Morgan Stanley Expansion Capital (“MSEC”).

Furthermore, Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. The total consideration payable for the additional shares (“Call Shares”) upon the exercise of the Call Option and the closing of Neptune's acquisition of the Call Shares would be equal to the total equity value of the Call Shares, which would be based upon the applicable percentage acquired by Neptune of the total enterprise value for Sprout.

As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5,523,255, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. As at March 31, 2022, the fair value of the asset was remeasured to nil (2021 - $5,615,167), generating a loss on re-measurement of $5,598,198 (2021 - gain of $83,428) accounted under revaluation of derivatives for the year ended on that date.

The cash consideration of this transaction was funded with the proceeds of the previous issuances of shares.

The allocation of the purchase price was based on management’s estimate of the fair values of the acquired identifiable assets and assumed liabilities using valuation techniques including income, cost and market approaches (Level 3). The Corporation utilized both the cost and market approaches to value fixed assets, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. We utilized the income approach to value intangible assets, which considers the present value of the net cash flows expected to be generated by the intangible assets, and excluding cash flows related to contributory assets.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The following table summarizes the final purchase price allocation of the Sprout Foods assets acquired and liabilities assumed at the acquisition date

Fair value recognized on acquisition
Assets acquired
Cash and cash equivalents	$2,862,758
Trade receivables	2,062,773
Inventories	7,705,273
Prepaid expenses and other current assets	178,229
Property and equipment	140,619
Right-of-use asset	892,472
Tradenames	22,364,000
Other assets	5,550,279
41,756,403

Liabilities assumed
Trade and other payables	$5,163,813
Lease liability	892,472
Promissory note	11,446,356
17,502,641

Total identifiable net assets at fair value	24,253,762

Non-controlling interest measured at fair value (49.9%)	(23,497,694)
Goodwill arising on acquisition	22,839,437

Purchase price	$23,595,505

Consist of:
Cash	$6,000,000
Common shares issued, at fair value	17,595,505
Total consideration	$23,595,505
Note: As part of the acquisition of Sprout, net deferred tax assets of $15,251,439 were acquired for which a full valuation allowance was recognized.

The pending inquiries and potential findings described under note 22(b)(ii) could result in material litigation and may have a material adverse effect on Sprout's business, financial condition, or results of operations.

From the date of acquisition to March 31, 2021, Sprout Foods has contributed $2,403,074 to the total revenues from sales and services and a net loss of $2,192,805 to the consolidated loss from operating activities.

The following unaudited pro forma information for the years ended March 31, 2021, represents the results of operations of the Corporation as if the acquisition of Sprout Foods had occurred on April 1, 2020. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(unaudited)	March 31, 2021

Total revenues	53,823,888
Net loss	(150,267,710)

Acquisition-related costs for the year ended March 31, 2021 of $314,122 have been excluded from the consideration transferred and have been recognized as an expense within selling, general and administrative expenses in the consolidated statement of loss.

The gross amount of the trade accounts receivable amount to $3,826,350 of which $1,763,577 was expected to be uncollectible at the acquisition date.

The goodwill recognized in connection with this acquisition is primarily attributable to synergies with existing business, and other intangibles that do not qualify for separate recognition including assembled workforce. Goodwill and intangible assets are not deductible for income tax purposes.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

5. Trade and other receivables:

	March 31,	March 31,
	2022	2021

Trade receivables	$6,987,865	$6,099,627
Sales taxes receivable	497,824	740,201
Accrued and other receivables	47,985	547,039
Tax credits receivable	14,487	—
Grants and subsidies receivables	51,423	1,280,342
	$7,599,584	$8,667,209

Wage and rent subsidies related to the Canada Emergency Wage Subsidy (CEWS) and Canada Emergency Rent Subsidy (CERS) were recorded during the year ended March 31, 2022 in the amount of $1,024,484 with $51,423 receivable as at March 31, 2022 (2021 – $2,363,516 and $1,280,342 respectively). This has been recorded in cost of goods sold and selling, general and administrative expenses, against the related salary and rent expenses, in the amounts of $924,644 and $99,840, respectively, compared to $932,483 and $1,431,033 for the previous year.

The aging of trade receivable balances and the allowance for doubtful accounts as at March 31, 2022 and 2021 were as follows:

	March 31,	March 31,
	2022	2021

Current	$4,898,533	$2,372,855
Past due 0-30 days	909,643	1,002,752
Past due 31-120 days	423,836	1,001,901
Past due over 121 days	10,388,106	9,637,609
Trade receivables	16,620,118	14,015,117
Less expected credit loss	(9,632,253)	(7,915,490)
	$6,987,865	$6,099,627

The movement in expected credit loss in respect of trade receivables was as follows:

	March 31,	March 31,
	2022	2021

Balance, beginning of year	$7,915,490	$514,595
Bad debt expenses	2,505,738	7,339,626
Foreign exchange loss	41,373	405,148
Recoveries collected	(830,348)	(343,879)
Balance, end of year	$9,632,253	$7,915,490

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations, and arises primarily from the Corporation’s trade receivables. The Corporation may also have credit risk relating to cash and cash equivalents and short-term investments, which are managed by dealing only with highly-rated Canadian institutions. The carrying amount of these financial assets, as disclosed in the consolidated statements of financial position, represents the Corporation’s credit exposure at the reporting date. The Corporation’s trade receivables and credit exposure fluctuate throughout the year. The Corporation’s average trade receivables and credit exposure during the year may be higher than the balance at the end of that reporting period.

As at March 31, 2022, no customers accounted for more than 10% of total trade receivables included in trade and other receivables. As at March 31, 2021, one customer accounted for 23.3% of total trade accounts included in trade and other receivables.

Most of the Corporation's customers are distributors for a given territory and are privately-held, provincially owned and publicly owned companies. The profile and credit quality of the Corporation’s customers vary significantly. Adverse changes in a customer’s financial position could cause the Corporation to limit or discontinue conducting business with that customer, require the Corporation to assume more credit risk relating to that customer’s future purchases or result in uncollectible accounts receivable from that customer. Such changes could have a material adverse effect on business, consolidated results of operations, financial condition and cash flows.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The Corporation’s extension of credit to customers involves judgment and is based on an evaluation of each customer’s financial condition and payment history. From time to time, the Corporation will temporarily transact with customers on a prepayment basis where circumstances warrant. The Corporation’s credit controls and processes cannot eliminate credit risk.

During the year ended March 31, 2022, the Corporation transacted with a few new customers, for which financial positions deteriorated during the year. The Corporation has recorded specific provisions related to these customers.

6. Inventories:

	March 31, 2022	March 31, 2021

Raw materials	$7,920,190	$6,917,716
Work in progress	1,016,916	5,912,935
Finished goods	7,974,690	3,455,365
Supplies and spare parts	147,610	1,031,407
	$17,059,406	$17,317,423

During the years ended March 31, 2022 and 2021, inventories have been reduced by $3,772,066 and $18,962,254 respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

7. Property, plant and equipment:

The Corporation’s property, plant and equipment balances consisted of the following:

	Years ended
	March 31,	March 31,
	2022	2021

Land	$182,831	$182,001
Building and building components	27,226,065	26,499,100
Laboratory and plant equipment	37,372,148	36,583,756
Furniture and office equipment	597,075	539,648
Computer equipment	878,101	692,855
Total	$66,256,220	$64,497,360
Less: Accumulated depreciation and impairment loss	(44,808,097)	(27,151,644)
	$21,448,123	$37,345,716

Depreciation expense has been recorded in the following accounts in the consolidated statements of loss:

	Years ended
	March 31,	March 31,
	2022	2021

Cost of sales	$1,902,214	$2,442,208
Selling, general and administrative expenses	821,537	1,519,109
	$2,723,751	$3,961,317

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

As of March 31, 2022, the Corporation identified a trigger of impairment related to its Canadian cannabis asset group and recorded an impairment charge of $12,361,123. Impairment indicators such as increased operating losses, decline in the share price and negative industry and economic trends were identified in the fourth quarter. The fair value of the asset group was determined to be less than the carrying value, resulting in an impairment loss of $3,150,663 of the building and components and $9,210,460 to the laboratory and plant equipment. After impairment, the carrying value of the Canadian cannabis asset group as of March 31, 2022 was $20,290,929 which included the production facility land and building of $17,101,160 and equipment of $3,189,769. The fair value of the asset group was determined using the market multiple valuation approach with the significant assumption of market revenue multiple. The fair value of the individual assets of land, building and equipment was determined using market prices for comparable asset (level 3).

During the quarter ended September 30, 2021, the Corporation impaired the equipment of the Canadian cannabis long-lived assets that were subject to impairment write downs as of March 31, 2021. As at September 30, 2021, the fair value of these long-lived assets was established to be nil and as such an impairment charge of $1,424,517 was recorded.

During the quarter ended September 30, 2021, the Corporation impaired the long-lived assets of the Sugarleaf reporting unit as they were no longer generating economic benefits. The fair value of these long-lived assets was established to be nil and as such an impairment charge of $979,942 was recorded.

As of March 31, 2021, as result of Neptune’s transition into the Consumer Packaged Good (“CPG”) industry, the Corporation tested its property, plant and equipment related to its cannabis processing business for impairment. As of March 31, 2021, certain equipment with a carrying value of $10,689,806 were no longer expected to be used. The fair value was estimated to $1,475,880 based on comparable transactions and market data (level 3). Consequently, an impairment loss of $9,213,926 was recognized as at March 31, 2021 on the consolidated statement of loss and comprehensive loss, under impairment loss related to property, plant and equipment.

During the year ended March 31, 2021, the Corporation also impaired $1,533,766 of property, plant, and equipment related to the SugarLeaf reporting unit (refer to note 9). Subsequent to the impairment, the Corporation revised the useful life of certain plant equipment and as a result, an amount of $951,540 of accelerated amortization for these property, plant and equipment was recorded.

8. Leases:

The Corporation has operating leases for a variety of different assets, which include land, and buildings and certain manufacturing and office equipment.

The operating lease costs, included within cost of sales and general and administrative expenses amounted to $710,984 (2021 - $320,669).

During the year ended March 31, 2021, the Corporation entered into the following significant operating leases:

In January 2021, the Corporation entered into a new building lease and recorded a right-of-use asset and a lease liability of $1,350,240. Annual payments start at $168,267 and end at $219,540. The lease term is 10 years, which includes the initial lease term of 5 years and a renewal option of 5 years that is reasonably certain to be exercised.

In February 2021, the Corporation entered into a new building lease and recorded a right-of-use asset and a lease liability of $892,472. Annual payments start at $192,772 and end at $225,153. The initial lease term expires in November 2025. There is one renewal option of 5 years that is not reasonably certain to be exercised.

Additional information related to operating leases was as follows:

The following table summarizes the lease liabilities amounts recognized in the consolidated balance sheets:

	March 31, 2022	March 31, 2021

Current	$641,698	$230,016
Non-current	2,063,421	2,886,940
Total	$2,705,119	$3,116,956

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The following table summarizes the movements in cash and non-cash flows from operating leases:

	Years ended
	March 31, 2022	March 31, 2021

Operating cash flow payments for operating lease liabilities	$(25,201)	$(36,445)
Operating cash inflow payments for sublease classified as operating lease	61,166	21,320
Operating leases from business combination	–	892,472
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	275,840	1,282,743

The Corporation has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Corporation uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

	March 31, 2022	March 31, 2021

Weighted-average remaining operating lease term (in years)	6.34	5.38
Weighted-average operating lease discount rate	5.69%	6.12%

(a)
Maturity analysis – contractual undiscounted cash flows:

March 31, 2022

2023	$753,444
2024	575,223
2025	457,263
2026	340,263
2027	194,593
2028 and thereafter	878,569
Total lease liabilities payments	$3,199,355
Less: Imputed interest	(494,236)
Total operating lease liabilities	$2,705,119

9. Intangible assets and goodwill:

As at March 31, 2022	Cost	Accumulated amortization	Accumulated impairment losses	Net	Weighted remaining average useful life (in years)

Customer relationships	11,127,771	(9,896,889)	—	1,230,882	4.75
Farmer relationships	10,446,700	(10,446,700)	—	—	-
Patents	288,541	(288,541)	—	—	-
License agreements	4,088,843	(3,050,053)	—	1,038,790	3.79
Website and trademarks	529,441	(457,836)	—	71,605	1.00
Computer software	710,525	(669,341)	—	41,184	0.25
Tradenames	22,504,329	(1,704,755)	(1,527,000)	19,272,574	14.00
Intangible assets	$49,696,150	$(26,514,115)	$(1,527,000)	$21,655,035	7.73
Goodwill	$127,442,658	$–	$(105,274,370)	$22,168,288	N/A

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

As at March 31, 2021	Cost	Accumulated amortization	Accumulated impairment losses	Net	Weighted remaining average useful life (in years)

Customer relationships	11,077,278	(9,525,598)	—	1,551,680	5.75
Farmer relationships	10,399,298	(10,399,298)	—	—	-
Patents	287,231	(287,231)	—	—	-
License agreements	4,070,290	(2,309,950)	—	1,760,340	4.79
Website and trademarks	95,221	(24,554)	—	70,667	2.00
Computer software	707,301	(297,006)	—	410,295	1.25
Tradenames	22,364,201	(200,353)	—	22,163,848	15.00
Intangible assets	$49,000,820	$(23,043,990)	$–	$25,956,830	8.57
Goodwill	$126,864,388	$–	$(101,411,016)	$25,453,372	N/A

Amortization expense has been recorded in the following accounts in the consolidated statement of loss:

	Years ended
	March 31,	March 31,
	2022	2021

Cost of sales	$582,096	$901,856
Selling, general and administrative expenses	2,774,632	14,198,861
	$3,356,728	$15,100,717

The estimated aggregate amortization expense related to intangible assets with finite useful life for each of the next five fiscal years is as follows:

	2023	2024	2025	2026	2027

Estimated aggregate amortization expense	$2,514,571	$2,442,943	$2,442,943	$2,342,144	$2,032,939

Goodwill as of March 31, 2022 and March 31, 2021 was as follows:

	Notes	Goodwill

Balance as at March 31, 2020		$30,104,661
Business acquisition	4	22,839,437
Impairment loss		(26,898,016)
Effect of movements in exchange rates		(592,710)
Balance as at March 31, 2021		25,453,372
Impairment loss		(3,288,847)
Effect of movements in exchange rates		3,763
Balance as at March 31, 2022		$22,168,288

An impairment test of goodwill is performed on an annual basis, or more frequently if an impairment indicator is triggered. Impairment is determined by assessing the recoverable amount of the reporting unit to which goodwill is allocated and comparing it to the reporting units’ carrying amount. For the purpose of impairment testing, this represents the lowest level within the Corporation at which the goodwill is monitored for internal management purposes.

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	March 31, 2022	March 31, 2021

Biodroga	$2,617,698	$2,613,935
Sprout	19,550,590	22,839,437
	$22,168,288	$25,453,372

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(a)
Annual impairment testing of Biodroga:

The Corporation performed its annual impairment testing of the Biodroga goodwill as at March 31, 2022 and 2021. The fair value of the Biodroga reporting unit's operations was determined to be higher than the carrying value and resulted in no impairment of goodwill recorded in the year ended March 31, 2022 and March 31, 2021.

The fair value of the reporting unit was estimated using discounted cash flow model with a WACC pre-tax discount rate of 15.175% (2021 – 12.13%) and also used the market multiples valuation approach. The discount rate represents the WACC for comparable companies operating in similar industries as the reporting unit, based on publicly available information. Determination of the WACC requires separate analysis of the cost of equity and debt, and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit. We believe these assumptions are consistent with the assumptions that a hypothetical marketplace participant would use.

Cash flows were projected based on past experience, actual operating results and the three-year business plan including a terminal growth rate of 2.5% (2021 – 2.5%).

The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. As at March 31, 2022, the assumptions used in determining the fair value were not subject to a degree of uncertainty that would have caused impairment to be recorded as there was sufficient headroom between the fair value of the reporting unit and its carrying value.

These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. The model is particularly sensitive to the future expected cash flows in the upcoming periods, should these not be realized, an impairment loss may be needed in future periods.

(b)
Accelerated amortization and impairment of SugarLeaf Labs:

During the year ended March 31, 2021, the downturn in oil prices for cannabis persisted (as was the case for the previous year), and the commercial viability of the SugarLeaf reporting unit was reviewed. Management noted that the customers for which a customer relationship intangible asset was acquired with the SugarLeaf reporting unit had ceased placing orders and there were minimal active business relationships with these customers. As the reporting unit was no longer viable given declining pricing and demand, the Corporation would not benefit from these relationships and thus decided to take accelerated amortization for this intangible asset, in the amount of $5,803,135 during the year ended March 31, 2021.

Also, Neptune was not producing or selling any products resulting from the farmer relationships acquired with the SugarLeaf reporting unit. Furthermore, SugarLeaf did not have any contracts with customers and there was no commercial viability to these supplier relationships with the farmers. Neptune will not realize future economic benefits from these relationships and thus, Management decided to take accelerated amortization for this intangible asset, in the amount of $4,749,174 during the year ended March 31, 2021.

Amortization charges are recorded in selling, general and administrative expenses.

As a result of the above events, Management determined there were impairment indicators during the quarter ended December 31, 2020 and performed an impairment test of the SugarLeaf reporting unit, for which the fair value of goodwill of the SugarLeaf reporting unit was estimated at $6.0 million, which resulted in an impairment of goodwill of $26,898,016. Management also tested other long-lived assets for impairment and consequently, Neptune recorded an impairment loss on property, plant and equipment and right-of-use assets in the amount of $1,533,766 and $107,650 respectively, during the year ended March 31, 2021.

Fair value was determined using the market approach using Level 3 inputs. Significant assumptions used in determining the fair value were the revenue of the SugarLeaf reporting unit and revenue multiples derived from comparable company transactions.

During the year ended March 31, 2022, negative industry and economic trends were identified in the second quarter. The fair value of the asset group was determined to be less than the carrying value, resulting in an impairment loss of $2,323,062 to other long-lived assets. The fair value of the asset group was determined using market multiple valuation approach with the significant assumption of market revenue multiple. The fair value of the individual assets of land, building and equipment was determined using market prices for comparable asset.

(c)
Impairment testing of Sprout:

The Corporation performed an annual impairment testing of the Sprout goodwill in the fourth quarter. The Corporation compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and $3,288,847 goodwill impairment expense was recorded in the year ended March 31, 2022.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The fair value of the reporting unit was estimated using a discounted cash flow model with a WACC pre-tax discount rate of 9.4% and also used the market multiples valuation approach. The discount rate represents the WACC for comparable companies operating in similar industries as the reporting unit, based on publicly available information. Determination of the WACC requires separate analysis of the cost of equity and debt, and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit.

Cash flows were projected based on past experience, actual operating results and the three-year business plan including a terminal growth rate of 3%.

The Corporation also identified a trigger of impairment related to its long-lived assets and recorded an impairment charge of $1,527,000 for trademarks. The fair value was determined using a discounted cash flow model.

The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. Due to the impairment losses recorded in the fourth quarter of fiscal 2022, there is no headroom between the fair value of the reporting unit and its carrying value and therefore, changes in assumptions in future periods may result in additional impairment charges.

The assumptions used by the Corporation in the cash flow forecast discounting model are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. The model is particularly sensitive to the future expected cash flows in the upcoming periods, should these not be realized, an impairment loss may be needed in future periods.

10. Trade and other payables:

	March 31,	March 31,
	2022	2021

Trade payables	$10,667,780	$12,154,734
Accrued liabilities and other payables	11,211,335	5,841,675
Employee salaries and benefits payable	576,826	1,750,375
Short-term portion of long-term payables	244,908	135,211
	$22,700,849	$19,881,995

11. Provisions

(a)
During the year ended March 31, 2019, the Corporation received a judgment from the Superior Court of Québec (the “Court”) in respect of certain royalty payments alleged to be owed and owing to a former chief executive officer of the Corporation (the “Former CEO”) pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the Former CEO (the “Royalty Agreement”). The Corporation appealed the judgment which was dismissed by the Court of Appeal of Québec in February 2021. Under the terms of the Royalty Agreement and as maintained by the court, annual royalties of 1% of the sales and other revenue made by the Corporation on a consolidated basis are payable by the Corporation to the Former CEO biannually, but only to the extent that the cost of the royalty would not cause the Corporation to have a loss before interest, taxes and amortization (in which case, the payments would be deferred to the following fiscal year).

As of March 31, 2022, a provision of $362,809 (March 31, 2021 - $1,489,854) has been recorded by the Corporation. During the current fiscal year, the Corporation increased the provision by $626,914, recorded foreign currency translation adjustments of $4,122 and made payments totaling $1,758,081 to the Former CEO in relation to this provision. During the prior fiscal year, the Corporation increased the provision by $571,619, recorded foreign currency translation adjustments of $124,818 and made no payments to the Former CEO in relation to this provision.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony starting August 1, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Final oral argument is scheduled for July 7, 2022, after which the arbitrator will issue a decision on whether the settlement is enforceable. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at March 31, 2022 ($600,000 as at March 31, 2021).
(c)
A supplier of cannabis initiated a lawsuit against 9354-7537 Quebec Inc. (operating as Neptune Wellness Solutions, Inc.) (“Neptune”) for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by Neptune due to quality concerns. The supplier refused to refund the purchase price and ultimately sued Neptune for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against Neptune for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against Neptune is of $1,127,024, plus applicable interest. A provision of $1,127,024 has been recognized in trade and other payables.
(d)
On November 15, 2021, the Corporation announced restructuring initiatives. These initiatives resulted in immediate reductions in personnel and a severance charge of $850,799 and was paid before year-end.
(e)
As at March 31, 2022, the Corporation has various additional other provisions for legal obligations for an aggregate amount of $155,804 (March 31, 2021 – $155,804).

12. Liability related to warrants:

During the years ended March 31, 2022 and 2021, the Corporation issued common share, pre-funded warrants and warrants as part of its financing arrangements which are exercisable for a variable number of shares. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity.

On March 14, 2022, Neptune issued a total of 185,715 pre-funded warrants (“Pre-Funded Warrants”), along with 528,572 common shares of the Corporation , as part of a registered direct offering ("Direct Offering"), and with each Pre-Funded Warrant, which qualified as equity, exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 714,286 Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 714,286 common shares, and with 714,286 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to another aggregate of 714,286 common shares. Each common share and Pre-Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20, for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date and will expire five and a half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date and expire 18 months from the date of issuance.

Proceeds of the Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability and measured at fair value each period with changes in fair value recorded in the income statement based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,757,559 for the Series A Warrants and $2,857,755 for the Series B Warrants. The residual amount of $306,868 and $107,818 was then allocated to the Common Share and Pre-Funded Warrants on a relative fair value basis. The Pre-Funded Warrants were exercised in full on March 30, 2022 for gross proceeds of $650.

The Series A Warrants and Series B Warrants liability was determined using the Black-Scholes model. Series A Warrants and Series B Warrants are revalued each period-end at fair value through profit and loss in “gain on revaluation of derivatives”. The change in fair value of the warrant liability between the issuance date and the end of the fiscal year was a decrease of $1,572,299.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

During the previous fiscal year, on October 22, 2020, Neptune issued a total of 300,926 warrants (“2020 Warrants”) with an exercise price of $78.75 expiring on October 22, 2025. The warrants, issued as part of the Private Placement entered into on October 20, 2020 (see note 14 (i)), are exercisable beginning anytime on or after April 22, 2021 until October 22, 2025. Proceeds were allocated between common shares and warrants first by allocating proceeds to the warrants classified as liability and measured at fair value and then allocating the residual to the equity instruments. The fair value of the warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $11,831,000. The residual amount of $23,169,000 was then allocated to the Common Share. Warrants are revalued each period-end at fair value through profit and loss. The change in fair value of this warrant liability for the twelve-month period ended March 31, 2022 was a decrease of $5,877,802 (2021 - a decrease of $5,893,160).

On February 19, 2021, the Corporation issued 196,429 warrants (“2021 Warrants”) with an exercise price of $78.75 expiring on August 19, 2026. The warrants, issued as part of a Registered Direct Offering entered into on February 17, 2021 (see note 14(f)(ii)), are exercisable beginning anytime on or after August 19, 2021 until August 19, 2026. Proceeds were allocated between common shares and first by allocating proceeds to the warrants classified as liability and measured at fair value with changes in fair value recorded in the income statement based on their fair value and then allocating the residual to the equity instruments. The fair value of the warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $6,288,998. The residual amount of $48,711,002 was then allocated to the Common Shares. Warrants are revalued each period-end at fair value through profit and loss. The change in fair value of this warrant liability for the twelve-month period ended March 31, 2022 was a decrease of $3,990,948 (2021 - 1,976,093).

Changes in the value of the liability related to the warrants for the years ended March 31, 2022 and 2021 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2020	–	$—

Warrants issued during the year	497,355	18,119,998
Revaluation		(7,869,253)
Movements in exchange rates		211,392

Outstanding as at March 31, 2021	497,355	10,462,137

Warrants issued during the year	1,428,574	7,585,314
Revaluation		(12,633,316)
Movements in exchange rates		156,395

Outstanding as at March 31, 2022	1,925,929	5,570,530

The following table provides the relevant information on the outstanding warrants as at March 31, 2022:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

2020 Warrants	October 22, 2020	300,926	300,926	$78.75	October 22, 2025
2021 Warrants	February 19, 2021	196,429	196,429	$78.75	August 19, 2026
Series A Warrants	March 14, 2022	714,287	-	$11.20	September 14, 2027
Series B Warrants	March 14, 2022	714,287	-	$11.20	March 14, 2028
		1,925,929	497,355	$28.64

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	2020 Warrants		2021 Warrants
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Balance - beginning of year	$6,174,137	$—	$4,288,000	$—

Warrants issued during the year	—	11,831,000	—	6,288,998
Change in fair value	(5,877,802)	(5,893,160)	(3,990,948)	(1,976,093)
Translation effect	13,434	236,297	9,652	(24,905)

Balance - end of year	$309,769	$6,174,137	$306,704	$4,288,000

	Series A Warrants		Series B Warrants
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Balance - beginning of year	$—	$—	$—	$—

Warrants issued during the year	4,757,559	—	2,827,755	—
Change in fair value	(1,572,299)	—	(1,192,267)	—
Translation effect	85,556	—	47,753	—

Balance - end of year	$3,270,816	$—	$1,683,241	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Share price	$7.70	$45.85	$7.70	$45.85
Exercise price	$78.75	$78.75	$78.75	$78.75
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest	2.44%	0.80%	2.49%	1.01%
Remaining contractual life (years)	3.57	4.57	4.39	5.39
Expected volatility	83.2%	76.1%	83.5%	72.0%

	Series A Warrants		Series B Warrants
	March 31, 2022	March 14, 2022 (Issue date)	March 31, 2022	March 14, 2022 (Issue date)

Share price	$7.70	$45.85	$7.70	$45.85
Exercise price	$11.20	$11.20	$11.20	$11.20
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest	1.94%	2.12%	1.46%	1.58%
Remaining contractual life (years)	5.46	5.50	1.46	1.50
Expected volatility	77.5%	76.1%	87.0%	83.3%

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The Corporation measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs. The Corporation uses the historical volatility of the underlying share to establish the expected volatility of the warrants. An increase or decrease in this assumption to estimate the fair values using the Black-Scholes option pricing model would result in a decrease or an increase in the fair value of the instruments, respectively.

13. Loans and borrowings:

	March 31, 2022	March 31, 2021

Loans and borrowings:
Promissory note of $10,000,000 issued by Sprout, guaranteed by the Corporation and secured through a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10.0% per annum, payable quarterly in arrears on the last day of each fiscal quarter during the term, commencing March 31, 2021. The principal is payable on February 1, 2024.	$11,648,320	$11,312,959

	11,648,320	11,312,959
Less current portion of loans and borrowings	—	—
Loans and borrowings	$11,648,320	$11,312,959

During the years ended March 31, 2022 and 2021, interest expense of $1,000,000 and $293,250 respectively were recognized on loans and borrowings. There are no covenants to be met for the loans and borrowings outstanding as at March 31, 2022 and 2021.

14. Capital and other components of equity:

(a)
Share capital:

Authorized capital stock:

Unlimited number of shares without par value:

•
Common shares

Preferred shares, issuable in series, rights, privileges and restrictions determined at time of issuance:

•
Series A preferred shares, non-voting, non-participating, fixed, preferential, and non-cumulative dividend of 5% of paid-up capital, exchangeable at the holder’s option under certain conditions into common shares (none issued and outstanding).

All issued shares are fully paid.

(b)
Share options exercised:

During the twelve-month period ended March 31, 2022, Neptune issued no common shares of the Corporation upon exercise of stock options.

During the twelve-month period ended March 31, 2021, Neptune issued 142,909 common shares of the Corporation upon exercise of stock options at a weighted average exercise price of $54.61 per common; including, 714 common shares were issued upon exercise of market performance options at a weighted average exercise price of $43.19 per common share, for a total cash consideration of $7,478,960.

(c)
DSUs released:

During the twelve-month period ended March 31, 2022, Neptune issued no common shares of the Corporation to former and current members of the Board of Directors.

During the twelve-month period ended March 31, 2021, Neptune issued 1,381 common shares of the Corporation to a former member of the Board of Directors at a weighted average price of $72.44 per common share for past services.

(d)
RSUs released:

During the twelve-month period ended March 31, 2022, Neptune issued 108,079 common shares of the Corporation to the CEO as part of his employment agreement at a weighted average price of $39.74 per common share. Withholding taxes of $1,411,515 were paid by the Corporation pursuant to the issuance of these RSUs resulting in the Corporation not issuing an additional 64,105 RSUs.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

During the twelve-month period ended March 31, 2021, Neptune issued 16,414 common shares of the Corporation to the CEO as part of his employment agreement at a weighted average price of $155.05 per common share. Withholding taxes of $717,135 were paid by the Corporation pursuant to the issuance of these RSUs resulting in the Corporation not issuing an additional 10,254 RSUs.

(e)
Restricted shares:

During the twelve-month period ended March 31, 2022, Neptune issued no restricted common shares of the Corporation to employees.

During the twelve-month period ended March 31, 2021, Neptune issued 850 common shares of the Corporation to employees at a weighted average price of $116.74 per common share for past services. Although issued as restricted shares under the equity incentive plan, there was no actual restriction nor restricted period on the shares, and they immediately converted into registered shares upon acceptance by the employees.

(f)
Warrants:

On March 14, 2022, as part of the Direct Offering described under note 14(h), Neptune issued a total of 185,715 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised in full on March 30, 2022 for gross proceeds of $650.

Changes in the value of equity related to the warrants for the years ended March 31, 2022 and 2021 were as follows:

	March 31, 2022		March 31, 2021
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2021 and 2020	$325.34	176,429	$325.34	176,429
Issued	0.0035	185,715	—	—
Exercised	0.0035	(185,715)	—	—
Warrants outstanding at March 31, 2022 and 2021	$325.34	176,429	$325.34	176,429

Warrants exercisable at March 31, 2022 and 2021	$325.34	176,429	$325.34	147,858

Warrants of the Corporation classified as equity are composed of the following as at March 31, 2022 and March 31, 2021:

			March 31,			March 31,
			2022			2021
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	$1,630,210	57,143	28,572	$1,451,293
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
	176,429	176,429	$6,079,890	176,429	147,858	$5,900,973
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. An expense of $178,917 was recognized during the twelve-month period ended March 31, 2022 (2021 - $822,316) under the research and development expenses.
(ii)
During the year ended March 31, 2020, Neptune granted 119,286 warrants (“Warrants AMI”) with an exercise price of $280.00 with 85,715 expiring on October 3, 2024 and 33,572 expiring on February 5, 2025. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. The warrants fully vested in fiscal year ended March 31, 2021 and as such no expense was recognized in relation to those instruments in the year ended March 31, 2022. During the twelve-month period ended March 31, 2021, expenses of $1,113,884 were recognized in selling, general and administrative expenses.
(g)
At-The-Market Offering:

On March 11, 2020, Neptune entered into an Open Market Sale Agreement with Jefferies LLC pursuant to which the Corporation may from time to time sell, through at-the-market (ATM) offerings with Jefferies LLC acting as sales agent, such common shares as would have an aggregate offer price of up to $50 million.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

During the twelve-month period ended March 31, 2021, the Corporation sold a total of 154,619 shares through the ATM program over the NASDAQ stock market, for gross proceeds of $13,736,868 and net proceeds of $13,069,149. The 3% commissions paid and other transaction costs amounted to $667,719. The shares were sold at the prevailing market prices which resulted in an average of approximately $88.55 per share. The ATM Offering was terminated as of February 16, 2021.

(h)
Direct Offerings:

On March 14, 2022, Neptune issued a total of 528,572 common shares of the Corporation , along with 185,715 pre-funded warrants (“Pre-Funded Warrants”), as part of a registered direct offering ("Direct Offering"), with each Pre-Funded Warrant exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 714,287 Series A Warrants (the "Series A Warrants") and 714,287 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 1,428,572 common shares. Each common share and Pre Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20, for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the date of issuance. Common Warrants are recognized as liabilities, as the exercise price of the warrants is in USD, whereas the Corporation’s functional currency is the Canadian dollar. The proceeds were allocated amongst common shares and Pre Funded Warrants using the relative fair value approach after allocating proceeds to the Common Warrants corresponding to their fair value. The residual amount of $306,868 and $107,818 was then allocated to the Common Share and Pre-Funded Warrants. Total issue costs related to this private placement amounted to $636,847, of which $33,012 were recorded against share capital and the portion related to the warrants, in the amount of $603,835, was recorded under finance costs.

On July 13, 2020, the Corporation issued 136,389 common shares at an offering price of $92.75 per share for gross proceeds of $12,649,998 and net proceeds of $12,017,902. The transaction costs amounted to $801,462.

(i)
Private placement:

During the year ended March 31, 2021, Neptune completed a private placement with certain US healthcare focused institutional investors for a private placement of 462,963 common shares and 300,926 warrants. Each warrant is exercisable for one common share at an exercise price of $78.75. The gross proceeds of this offering were $35,000,000 before deducting fees and other offering expenses.

Proceeds were allocated first to the warrants based on their fair value and then the residual to the common shares, resulting in an initial warrant liability of $11,831,000 (note 12) and $23,169,000 recorded in the equity of the Corporation. Purchase warrants are recognized as liabilities, as the exercise price of the warrants is in USD, whereas the Corporation’s functional currency is the Canadian dollar. Total issue costs related to this private placement amounted to $2,081,879, of which $1,560,552 were recorded against share capital and the portion related to the warrants, in the amount of $521,327, was recorded under finance costs.

(j)
Business combination:

On February 10, 2021, as part of the consideration paid for the acquisition of a 50.1% interest in Sprout Foods, Inc., Neptune issued 192,617 common shares of the Corporation, for a total consideration of $17,595,505 representing the fair value of the common shares at the date of acquisition (note 4).

(k)
Registered Direct Offering Priced At-The-Market and Concurrent Private Placement:

On February 17, 2021, Neptune entered into definitive agreements with institutional investors for the purchase of 785,715 common shares. The Corporation has also agreed to issue to the investors, in a concurrent private placement, unregistered common share purchase warrants to purchase an aggregate of 196,429 common shares. Each common share and accompanying quarter of a warrant are being sold together at a combined offering price of $70.00, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules, for aggregate gross proceeds of approximately $55.0 million before deducting fees and other estimated offering expenses (the "Offering"). The warrants will have an exercise price of $78.75 per share, will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire 5.5 years from the date of issuance. The Offering closed on February 19, 2021.

Proceeds were allocated first to the warrants based on their fair value and then the residual to the common shares, resulting in an initial warrant liability of $6,288,998 (note 12) and $48,711,002 recorded in the equity of the Corporation. Purchase warrants are recognized as liabilities, as the exercise price of the warrants is in USD, whereas the Corporation’s functional currency is the Canadian dollar. Total issue costs related to this private placement amounted to $2,958,406, of which $2,609,043 were recorded against share capital and the portion related to the warrants, in the amount of $349,363, was recorded under finance costs.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

15. Non-controlling interest:

The summarized financial information of Sprout Foods, Inc. subsidiary is provided below, based on their financial statements prepared in accordance with US GAAP. This information is based on amounts before inter-company eliminations and include the effects of the Corporation’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Year ended	February 10, 2021
	March 31, 2022	to March 31, 2021
Revenue from contracts with customers	$25,971,480	$2,403,074
Cost of sales	(28,200,621)	(3,192,259)
Selling, general and administrative expenses	(9,459,448)	(1,253,251)
Impairment loss on intangible assets	(1,527,000)	—
Impairment loss on goodwill	(3,288,847)	—
Finance costs	(2,427,165)	(140,218)
Loss before tax	(18,931,601)	(2,182,654)
Income tax	(11,854)	(1,398)
Net loss	(18,943,455)	(2,184,052)
Total comprehensive loss	(18,948,855)	(2,635,006)
Loss attributable to the subsidiary's non-controlling interest	(9,452,784)	(1,094,210)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(9,455,479)	$(1,320,138)

Summarized statement of balance sheets:

	March 31, 2022	March 31, 2021
Current assets	$12,260,375	11,338,209
Non-current assets	39,000,367	51,263,341
Current liabilities	5,991,483	6,125,690
Non-current liabilities	25,362,259	12,031,860
Total equity	19,907,000	44,444,000
Attributable to:
Equity holders to parent	$7,184,923	$22,266,444
Non-controlling interest	12,722,077	22,177,556

Summarized statement of cash flow:

	Year ended	February 10, 2021
	March 31, 2022	to March 31, 2021
Cash flow used in operating activities	$(10,214,243)	$(2,225,032)
Cash flow used in investment activities	(122,136)	—
Cash flow from (used in) financing activities(1)	11,280,528	(26,286)
Net increase (decrease) in cash and cash equivalents	$944,149	$(2,251,318)
(1) Cash flow from financing activities is provided through intercompany advances.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

16. Share-based payment:

Under the Corporation’s share-based payment arrangements, a total stock-based compensation of $7,816,845 was recognized in the consolidated statement of loss and comprehensive loss for the twelve-month period ended March 31, 2022 (2021 - $9,885,138).

As at March 31, 2022, the Corporation had the following share-based payment arrangements:

(a)
Corporation stock option plan:
(i)
Stock option plan:

The Corporation has established a stock option plan for directors, officers, employees and consultants. The exercise price of the stock options granted under the plan is not lower than the closing price of the common shares listed on the TSX on the eve of the grant. The terms and conditions for acquiring and exercising options are set by the Board of Directors, subject, among others, to the following limitations: the term of the options cannot exceed ten years and every stock option granted under the stock option plan will be subject to conditions no less restrictive than a minimum vesting period of 18 months and a gradual and equal acquisition of vesting rights at least on a quarterly basis. The Corporation’s stock-option plan allows the Corporation to issue a number of stock options not exceeding 15% of the number of common shares issued and outstanding at the time of any grant. The total number of stock options issuable to a single holder cannot exceed 5% of the Corporation’s total issued and outstanding common shares at the time of the grant, with the maximum of 2% for any one consultant.

The number and weighted average exercise prices of stock options are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1st, 2022 and 2021		$65.91	121,208	$65.76	229,784
Granted		25.41	286,554	56.91	57,839
Exercised	14(b)	—	—	51.88	(142,193)
Forfeited		37.41	(94,298)	127.32	(24,222)
Expired		89.90	(7,143)	—	—
Options outstanding at March 31, 2022 and 2021		$37.41	306,321	$65.91	121,208

Options exercisable at March 31, 2022 and 2021		$56.68	102,883	$67.23	61,526

				2022

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$43.40 - $66.85	4.87	67,858	—	—
$66.86 - $71.75	4.35	135,071	29,665	69.30
$71.76 - $82.60	5.18	86,294	60,131	74.55
$82.61 - $181.65	2.61	10,350	7,102	149.45
$181.66 - $232.75	6.50	6,748	5,985	210.00
		306,321	102,883

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of the following assumptions for options granted to employees during the twelve-month period ended March 31, 2022 and 2021 as at the date of grant:

	Year ended	Year ended
	March 31, 2022	March 31, 2021

Exercise price and share price	$25.41	$56.91
Dividend yield	—	‒
Risk-free interest	0.94%	0.46%
Estimated life (years)	4.29	3.74
Expected volatility	82.73%	98.65%

The weighted average fair value of the options granted to employees during the twelve-month period ended March 31, 2022 was $13.68 (2021 - $54.00).

Stock-based compensation recognized under this plan amounted to $2,101,474 for the twelve-month period ended March 31, 2022 (2021 - $1,363,318). Unrecognized compensation cost of $1,408,530 as at March 31, 2022 with a weighted average period remaining of 1.16 years. Unrecognized compensation cost of $1,662,751 as at March 31, 2021 with a weighted average period remaining of 1.55 years.

(ii)
Non-market performance options:

On July 8, 2019, the Corporation granted 3,500,000 non-market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). None of these non-market performance options have vested as at March 31, 2022. These options were not exercisable as at March 31, 2022 and 2021.

During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan amounted to $(689,464). Stock-based compensation expense of $88,621 was recognized for the year ended March 31, 2021.

(iii)
Market performance options:

On July 8, 2019, the Corporation granted 5,500,000 market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of market performance conditions within the following ten years. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

The number and weighted average exercise prices of market performance options are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2021 and 2020		$155.05	157,142	$154.12	157,857
Exercised	14(b)	—	—	40.64	(715)
Options outstanding at March 31, 2022 and 2021		$155.05	157,142	$155.05	157,142

Options exercisable at March 31, 2022 and 2021		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $2,465,163 and $2,337,085 respectively for the years ended March 31, 2022 and 2021. Unrecognized compensation cost at March 31, 2022 is $12,134,126 with a weighted average period remaining of 1.16 years. (2021 - $14,539,128 with a weighted average period remaining of 2.16 years)

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(b)
Deferred Share Units, Restricted Share Units and Restricted Shares:

The Corporation has established an equity incentive plan for employees, directors and consultants of the Corporation. The plan provides for the issuance of restricted share units, performance share units, restricted shares, deferred share units and other share-based awards, subject to restricted conditions as may be determined by the Board of Directors. Upon fulfillment of the restricted conditions, as the case may be, the plan provides for settlement of the awards outstanding through shares.

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2022 and 2021		$63.00	3,362	$68.39	3,544
Granted		19.26	3,106	63.00	1,199
Released through the issuance of common shares	14(c)	—	—	68.82	(1,381)
DSUs outstanding at March 31, 2022 and 2021		$66.45	6,468	$63.00	3,362

DSUs exercisable at March 31, 2022 and 2021		$39.93	2,753	$58.50	809

Of the 6,468 DSUs outstanding as at March 31, 2022 (2021 – 3,362), 1,944 DSUs vested upon services to be rendered during a period of twelve months from date of grant (2021 – 809). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $49,826 and $63,407 respectively for the years ended March 31, 2022 and 2021.Unrecognized compensation cost of $11,873 as at March 31, 2022 with a weighted average period remaining of 0.31 years. ($4,992 unrecognized compensation cost as at March 31, 2021 with a weighted average period remaining of 0.11 years).

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Corporation granted RSUs which vest over three years in 36 equal instalments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Corporation, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the twelve-month period ended March 31, 2022 was $16.19 per unit (2021 - $58.50)

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2022 and 2021		$92.08	95,845	$155.05	59,999
Granted		16.19	111,915	58.50	62,514
Forfeited		51.65	(10,538)	—	—
Released through the issuance of common shares	14(d)	50.53	(108,079)	155.05	(16,414)
Withheld as payment of withholding taxes	14(d)	10.61	(64,105)	155.05	(10,254)
RSUs outstanding at March 31, 2022 and 2021		$59.75	25,038	$92.08	95,845

Stock-based compensation recognized under this plan amounted to $3,889,846 and $5,931,983 respectively for the years ended March 31, 2022 and 2021. Unrecognized compensation cost at March 31, 2022 is $235,075 with a weighted average remaining life of 1.30 years (2021 - $5,081,038 unrecognized compensation cost with a weighted average remaining life of 0.6 years).

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

On November 14, 2021, the Corporation and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Corporation’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Corporation had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Corporation’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO will be entitled to a grant of vested RSUs with a value of approximately $4.7 million. The Corporation has accrued the liability to the CEO $4,708,063 as at March 31, 2022 in trade and other payables, with a charge to selling general and administrative expenses. The compensation to be settled in RSUs or if the Corporation is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(iii)
Restricted Shares

During the year ended March 31, 2021, the Corporation granted restricted shares to employees for past services. The fair value of the restricted shares is determined to be the higher of the 10-day VWAP on TSX and Nasdaq prior to the date of grant and is recognized as stock-based compensation, through additional paid-in capital on date of release.

The number and weighted average share prices of restricted shares are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

Restricted shares outstanding at April 1st, 2022 and 2021		$—	—	$—	—
Granted		—	—	146.65	1,004
Forfeited		—	—	146.65	(154)
Released through the issuance of common shares	14(e)	—	—	146.65	(850)
Restricted shares outstanding at March 31, 2022 and 2021		$—	—	$—	—

Restricted shares exercisable at March 31, 2022 and 2021		$‒	‒	$‒	‒

Stock-based compensation recognized under this plan amounted to nil and $100,724 for the years ended March 31, 2022 and 2021.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Corporation’s US market capitalization is at least $1 billion. Based on the risk-neutral Monte Carlo simulation, the Corporation could reach this market capitalization in 6.51 years (2021 – 5.56 years). The incentive is recognized over the estimated period to reach the market capitalization. The assumptions used in the simulation include a risk free-rate of 2.32% and a volatility of 67.35% (respectively 1.74% and 66.46% for the previous year). As at March 31, 2022, the liability related to this long-term incentive of $88,688 ($393,155 as at March 31, 2021) is presented in Other liability in the consolidated balance sheets. During the year ended March 31, 2022, a recovery of $304,467 (2021 - a recovery of $471,341) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss.

17. Finance income and finance costs:

(a)
Finance income:

	Years ended
	March 31,	March 31,
	2022	2021

Interest income	$7,123	$38,327
Other finance income	—	787,418
Finance income	$7,123	$825,745

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(b)
Finance costs:

		Years ended
		March 31,	March 31,
	Notes	2022	2021

Interest charges and other finance costs		$540,143	$622,841
Interest expense on loans and borrowings	13	1,000,000	293,250
Warrants issuance costs	12	603,835	870,690
Finance costs		$2,143,978	$1,786,781

18. Income taxes:

Income tax (recovery) expense:

	2022	2021

Current	$—	$—
Deferred taxes recovery	—	(3,477,711)
Total tax recovery	$—	$(3,477,711)

Reconciliation of effective tax rate:

	2022	2021

Loss before income taxes	$(84,424,529)	$(127,741,941)

Basic combined Canadian statutory income tax rate [1]	26.50%	26.50%
Income tax	$(22,372,500)	$(33,851,614)
Increase (decrease) resulting from:
Change in valuation allowance	18,982,099	26,696,339
Permanent difference on impairment on goodwill	788,642	999,782
Permanent difference related to derivative	(1,656,038)	(2,004,305)
Non deductible and tax exempt items	71,653	(347,773)
Non-deductible stock-based compensation	2,050,909	2,660,390
Foreign exchange	236,512	(101,188)
Difference in statutory tax rates of foreign subsidiaries	1,121,068	2,778,258
Other permanent differences	474,339	(571,275)
Adjustments in relation to prior years	303,316	263,675
Total tax recovery	$—	$(3,477,711)

1 The Canadian combined statutory income tax rate.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

Components of the net deferred tax asset (liability)

	March 31,	March 31,
	2022	2021

Net operating losses ("NOL") and tax credit carryforwards	$76,346,005	$61,321,242
Intangible assets and goodwill	554,187	653,006
Reserves and accruals not currently deductible for tax purposes	290,413	389,037
Financing fees not currently deductible for tax purposes	1,446,462	22,651
Research and development costs	3,098,560	533,372
Non-deductible interest	3,349,307	3,985,157
Other	1,693,301	1,723,027
Subtotal	86,778,235	68,627,492
Less: valuation allowance	83,934,321	64,418,752
Total net deferred tax assets	2,843,914	4,208,740

Property, plant and equipment	—	(2,991,756)
Intangible assets and goodwill	(1,921,815)	—
Right-of-use assets	(767,164)	(748,475)
Other	(154,935)	(468,509)
Total deferred tax liabilities	(2,843,914)	(4,208,740)

Net deferred tax	$—	$—

Management assesses the available positive and negative evidence to determine the valuation allowance required with respect to the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2022, a valuation allowance of $83,934,321 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Tax losses carried forward

We have income tax NOL carryforwards which will expire on various dates in the next 20 years as follows:

	Federal	Provincial/State

2027	46,000
2028	-
2029	-
2030	-	149,000
2031	474,000	1,523,000
2032	4,249,000	741,000
2033	11,099,000	11,210,000
2034	16,244,000	15,247,000
2035	11,275,000	10,429,000
2036	18,956,000	18,399,000
2037	9,835,000	9,178,000
2038	22,000	18,000
2039	7,974,000	8,473,000
2040	32,672,000	39,443,000
2041	42,380,000	40,506,000
2042	38,544,000	38,149,000

	$193,770,000	$193,465,000

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

As at March 31, 2022, the Corporation had NOL that can be carried forward indefinitely ($101,174,000 for federal purposes and $96,884,000 for States purposes).

As at March 31, 2022, the Corporation had realized and unrealized capital losses of $2,060,000 ($2,709,000 in 2021) that can be carried forward indefinitely.

Tax credits receivable and recoverable

Unused federal Investment tax credits may be used to reduce federal income tax payable and expire as follows:

2023	$174,000
2024	60,000
2025	43,000
2026	73,000
2027	116,000
2028	51,000
2029	113,000
2030	179,000
2031	216,000
2032	126,000
2033	104,000
2034	94,000
2035	234,000
2036	168,000
2037	127,000
2038	50,000
2039	58,000
$1,986,000

The amounts recorded as tax credits receivable or recoverable are subject to a government tax audit and the final amount received may differ from those recorded.

19. Loss per share:

Diluted loss per share was the same amount as basic loss per share, as the effect of options, DSUs, RSUs and warrants would have been anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All outstanding options, DSUs, RSUs and warrants could potentially be dilutive in the future.

20. Supplemental cash flow disclosure:

(a)
Changes in operating assets and liabilities:

	March 31,	March 31,
	2022	2021

Trade and other receivables	$(163,066)	$(8,518,941)
Prepaid expenses	(279,770)	(994,471)
Inventories	(2,674,208)	(17,631,474)
Trade and other payables	2,654,024	11,965,278
Deferred revenues	(1,563,113)	634,393
Provisions	(1,137,281)	733,755
Changes in operating assets and liabilities	$(3,163,414)	$(13,811,460)
(b)
Non-cash transactions:

	March 31,	March 31,
	2022	2021

Acquired property, plant and equipment included in trade and other payables	$155,352	$158,309
Intangible assets included in trade and other payables	109,971	72,043

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

21. Fair-value:

The Corporation uses various methods to estimate the fair value recognized in the consolidated financial statements. The fair value, hierarchy reflects the significance of inputs used in determining the fair values:

•
Level 1 ‒ Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date;
•
Level 2 ‒ Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices);
•
Level 3 ‒ Fair value based on valuation techniques which includes inputs related to the asset or liability that are not based on observable market data (unobservable inputs).

Financial assets and liabilities measured at fair value on a recurring basis are the investment in Acasti Pharma Inc. (“Acasti”), the call option granted to Neptune by Sprout’s non-controlling interest owners of equity (the “Call Option”), the liability to CEO for long-term incentive, and liability related to warrants.

The following table presents the Corporation’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and 2021:

		March 31, 2022
	Notes	Level 1	Level 2	Level 3	Total

Assets
Other financial assets - Sprout Call Option	4	$—	$—	$—	$—
Total		$—	$—	$—	$—

Liabilities
Liability related to warrants	12	$—	$—	$5,570,530	$5,570,530
Total		$—	$—	$5,570,530	$5,570,530

		March 31, 2021
	Notes	Level 1	Level 2	Level 3	Total

Assets
Marketable securities - Acasti Shares		$150,000	$—	$—	$150,000
Other financial assets - Sprout Call Option	4	–	–	5,615,167	5,615,167
Total		$150,000	$—	$5,615,167	$5,765,167

Liabilities
Liability related to warrants	12	$—	$—	$10,462,137	$10,462,137
Total		$—	$—	$10,462,137	$10,462,137

As at March 31, 2022, the Corporation has no common shares of Acasti (31,250 as at March 31, 2021, considering the 8 to 1 reverse stock split). The investment was measured using Acasti’s stock market price. The fair value of the investment in Acasti was $150,000 or $4.80 per share as at March 31, 2021.

During the year ended March 31, 2021, 750,000 Acasti pre-consolidation shares were sold on the market for net proceeds of $420,219. During the year ended March 31, 2022, the remaining 31,250 shares, were sold on the market for net proceeds of $55,610.

The net change in fair value of the investment including any gain or loss on the sale of the shares amounted to a $101,634 loss and a $151,799 gain respectively for the years ended March 31, 2022 and 2021 and were recognized in the profit and loss statement.

As at the close of the acquisition of Sprout, 2021, the fair value of the asset related to the Call Option was determined to be $5,523,255, representing the excess of the market price over the contract value of the Call Option, discounted at a rate of 8.9% and assuming the exercise of the Call Option to acquire the remaining interest in Sprout would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted for a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. Changes in the underlying assumptions of budgeted revenues as well as lower revenue market multiples resulted in a revaluation of the Call Option to nil during the year ended March 31, 2022. The measurement is based on level 3 inputs.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

The following table presents a reconciliation of the beginning and ending balance of the Call Option:

		Years ended
	Notes	March 31, 2022	March 31, 2021

Balance as at April 1st 2021 and 2020		$5,615,167	$—
Increase arising from business combination	4	–	5,523,255
Change in fair value		(5,606,683)	83,428
Effect of movements in exchange rate		(8,484)	8,484
Balance as at March 31, 2022 and 2021		$—	$5,615,167

The liabilities related to warrants were recorded at their fair value using a Black-Scholes pricing model. Warrants are revalued each period-end at fair value through profit and loss using level 3 inputs (note 12).

The Corporation has determined that the carrying values of its short-term financial assets and liabilities approximate their fair values given the short-term nature of these instruments. The carrying value of the short-term investment also approximates its fair value given the short-term maturity of the reinvested funds. For variable rate loans and borrowings, the fair value is considered to approximate the carrying amount.

The fair value of the fixed rate loans and borrowings and long-term payable is determined by discounting future cash flows using a rate that the Corporation could obtain for loans with similar terms, conditions and maturity dates. The fair value of these instruments approximates the carrying amounts and was measured using level 3 inputs.

22. Commitments and contingencies:

(a)
Commitments:
(i)
On November 2, 2017, Neptune entered into an exclusive commercial agreement for a specialty ingredient in combination with cannabinoids coming from cannabis or hemp for a period of 11 years with minimum annual volumes of sales starting in 2019. On January 31, 2020, Neptune entered into other commercial agreements for the same specialty ingredient in combination with fish oil products for a period of 8 years in replacement of a previous terminated agreement. According to these agreements signed with the same third-party’s beneficial owner, Neptune will pay royalties on sales. To maintain the exclusivity, Neptune must reach minimum annual volumes of sales for the duration of the agreements for which minimum volumes are being reached. The corresponding total remaining amount of minimum royalties is $3,878,449.
(ii)
On April 14, 2020, the Corporation signed a two-year agreement with the Jane Goodall Institute (“JGI”) in which Neptune agreed to donate 5% of the net sales of products branded as Forest Remedies with the JGI identification to support continued research, conservation and education efforts. For the year ended March 31, 2022 and 2021, the donations on sales were negligeable.
(iii)
On March 21, 2019, the Corporation received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Corporation in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Corporation is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $362,809 for royalty payments has been recognized as of March 31, 2022 ($1,489,854 as at March 31, 2021). Refer to note 11.
(iv)
On May 28, 2021, Sprout entered into a license agreement with Moonbug Entertainment Limited (“Moonbug”), pursuant to which it would license certain intellectual property, relating to characters from the children’s entertainment property CoComelon, for use on certain Sprout products through December 31, 2023 in exchange for a royalty on net sales. Sprout is required to make minimum guaranteed annual payments to Moonbug of $200,000 over the term of the agreement. The agreement may be extended for an additional three years in exchange for an additional minimum guaranteed annual payment to Moonbug of $200,000 over the extended term of the agreement. Royalties payable under the agreement are set off against minimum guaranteed payments made.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

(b) Contingencies:

In the normal course of business, the Corporation is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony starting August 1, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Final oral argument is scheduled for July 7, 2022, after which the arbitrator will issue a decision on whether the settlement is enforceable. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at March 31, 2022 ($600,000 as at March 31, 2021).
(ii)
On February 4, 2021, the United States House of Representatives Subcommittee on Economic and Consumer Policy, Committee on Oversight and Reform (the “Subcommittee”), published a report, “Baby Foods Are Tainted with Dangerous Levels of Arsenic, Lead, Cadmium, and Mercury” (the “Report”), which stated that, with respect to Sprout, “independent testing of Sprout Organic Foods” has confirmed that their baby foods contain concerning levels of toxic heavy metals.” The Report further stated that after receiving reports alleging high levels of toxic metals in baby foods, the Subcommittee requested information from Sprout but did not receive a response.

On February 11, 2021, following the acquisition of a 50.1% stake in Sprout by Neptune, the Subcommittee contacted Sprout, reiterating its requests for documents and information about toxic heavy metals in Sprout’s baby foods. Sprout provided an initial response to the Subcommittee on February 25, 2021 and is cooperating with the Subcommittee requests.

Further, on February 24, 2021, the Office of the Attorney General of the State of New Mexico (“NMAG”) delivered to Sprout a civil investigative demand requesting similar documents and information with regards to the Report and the NMAG’s investigation into possible violations of the False Advertising Act of New Mexico. Sprout is responding to the requests of the NMAG.

Since February 2021, several putative consumer class action lawsuits have been brought against Sprout alleging that its products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently two active putative class action lawsuits, which allege that Sprout violated various state consumer protection laws and make other state and common law warranty and for unjust enrichment claims related to the alleged failure to disclose the presence of these metals, whereas consumers would have allegedly either not purchased the Products or would have paid less had Sprout made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. These kinds of class actions have also been separately filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding. One of the class actions is currently pending in New Jersey Superior Court. The other class action is currently pending in the U.S. District Court for the Central District of California, but has been ordered to be transferred to the U.S. District for the District of New Jersey. Sprout denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled. No provision has been recorded in the financial statements for these cases.

In addition to the consumer class actions discussed above, Sprout is currently named in a lawsuit filed on June 16, 2021 in the state court of California alleging some form of personal injury from the ingestion of Sprout’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. This lawsuit alleges injuries related to neurological development disorders, such as autism spectrum disorder and attention deficit hyperactivity disorder. Sprout denies that its Products contributed to any of these injuries and will defend the case vigorously. No provision has been recorded in the financial statements for this matter.

In addition, the Office of the Attorney General for the District of Columbia (“OAG”) recently sent a letter to Sprout, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

These matters may have a material adverse effect on Sprout's, financial condition, or results of operations.

(iii)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Corporation and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to the Corporation’s acquisition of SugarLeaf Labs, Inc. The Corporation believes these claims are without merit and intends to vigorously defend itself. No provision has been recorded in the financial statements for this matter.
(iv)
A supplier of cannabis initiated a lawsuit against 9354-7537 Quebec Inc. (operating as Neptune Wellness Solutions, Inc.) (“Neptune”) for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by Neptune due to quality concerns. The supplier refused to refund the purchase price and ultimately sued Neptune for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against Neptune for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against Neptune is of $1,127,024, plus applicable interest. A provision of $1,127,024 has been recognized in trade and other payables.

The outcome of these claims and legal proceedings against the Corporation cannot be determined with certainty and is subject to future resolution, including the uncertainties of litigation.

23. Operating Segments:

The Corporation measures its performance based on a single segment, which is the consolidated level, as the previous segment income (loss) before corporate expenses is not used in internal management reports that are reviewed by the Corporation’s Chief Operating Decision Maker, management believing that such information is no longer relevant in evaluating the results of the Corporation.

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Years ended
	March 31, 2022	March 31, 2021

Canada	$12,447,125	$13,433,549
United States	35,330,138	20,857,092
Other countries	1,019,861	1,109,678
	$48,797,124	$35,400,319
b)
Information about major customers:

During the year ended March 31, 2022, the Corporation realized revenues amounting to $5,005,000 from one customer accounting for 10.26% of consolidated revenues. During the year ended March 31, 2021, the Corporation realized revenues amounting to $5,261,979 from one customer accounting for 14.86% of consolidated revenues.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

c)
Revenues

The Corporation derives revenue from the sales of goods which are recognized at a point in time and the processing services which are recognized over time as follows:

	Years ended
	March 31, 2022	March 31, 2021

Recognized at a point in time
Nutraceutical products	$13,622,744	$12,183,362
Cannabis and hemp products	7,779,092	314,827
Food and beverages products	26,220,519	2,403,075
Innovation products	73,473	10,960,359

Recognized over time
Processing services	—	8,400,024
	$47,695,828	$34,261,647
d)
Geographical information on long-lived assets:

Long-lived assets of the Corporation are located in the following geographical location:

	March 31, 2022	March 31, 2021
Canada	$20,724,674	$35,644,781
United States	723,449	1,700,935
Total property, plant and equipment	$21,448,123	$37,345,716

	March 31, 2022	March 31, 2021
Canada	$2,353,054	$3,792,982
United States	19,301,981	22,163,848
Total intangible assets	$21,655,035	$25,956,830

	March 31, 2022	March 31, 2021
Canada	$2,625,851	$2,613,935
United States	19,542,437	22,839,437
Total goodwill	$22,168,288	$25,453,372

24. Related parties:

Related party transactions and balances not disclosed elsewhere in these notes of the financial statements are as follows:

On November 11, 2019, Neptune announced that the Corporation entered into a collaboration agreement with International Flavors & Fragrances Inc. (“IFF”) to co-develop hemp-derived products for the mass retail and health and wellness markets. App Connect Service, Inc. (“App Connect”), a company indirectly controlled by Michael Cammarata, CEO and Director of Neptune, is also a party to the agreement to provide related branding strategies and promotional activities.

Neptune will be responsible for the marketing and the sales of the products and will receive the amounts from the product sales. Neptune will in turn pay a royalty to IFF and App Connect associated with the sales of the co-developed products. The payment of royalties to App Connect, subject to certain conditions, has been approved by the TSX.

During the years ended March 31, 2022 and 2021, the Corporation recorded a negligeable amount of royalty expense pursuant to the co-development contract and no royalties were paid to date.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements (Audited)

For the years ended March 31, 2022 and 2021

25. Subsequent events:

On June 8, 2022, Neptune announced that the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Corporation's path to profitability and enhance current shareholder value. This plan builds on the Corporation's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) planned accelerated divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the planned divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions.

On June 9, 2022, Neptune announced the completion of the Corporation's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-Share Consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022 . The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022.

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 1,300,000 common shares of the Corporation, 645,526 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 2,591,052 common shares warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering are $5 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The Pre-funded warrants were fully exercised on June 24, 2022 for $64.55.