Form 10-K/A
period 2022-03-31
Neptune Wellness Solutions Inc.
filed 2022-07-29
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the Registrant’s common shares outstanding as of July 28, 2022 was 7,987,104.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Neptune Wellness Solutions Inc. (the “Company”, “Neptune”, “we”, “us”, and “our”) is filing this Amendment No. 1 on Form 10-K/A for the year ended March 31, 2022 (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended March 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2022 (the “Original Form 10-K”). We are filing this Form 10-K/A to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the below referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Form 10-K/A to provide information required in Part III of Form 10-K for the fiscal year ended March 31, 2022, because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year. In addition, the Company is filing an exhibit that was inadvertently omitted from the Original Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

•
On the cover page, (i) to delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement for its 2022 annual meeting of shareholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding common shares of the Company is being provided;
•
To present the information required by Part III of Form 10-K, which information we originally indicated in the Original Form 10-K would be incorporated by reference in our definitive proxy statement to be delivered to our shareholders in connection with our Annual Meeting; and
•
To amend and restate Part IV, Item 15(b) (Exhibits 31.1 and 31.2) in their entirety to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is also filing a description of securities as Exhibit 4.2 and a copy of the separation agreement with its former Chief Financial Officer as Exhibit 10.12. The Exhibit Index has also been amended and restated in its entirety to include the certifications and Exhibits 4.2 and 10.12.

Except as described above, no other changes have been made to the Original Form 10-K. This Form 10-K/A does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of July 28, 2022:

Name	Age	Position(s)
Executive Officers:
Michael Cammarata	36	President and Chief Executive Officer, Director
Raymond Silcock	71	Chief Financial Officer
John S. Wirt	58	Executive Vice President, Legal & Business Affairs (Chief Legal Officer)

Non-Employee Directors:
Julie Phillips	40	Chairperson of the Board
Joseph Buaron	41	Director
Michael De Geus	45	Director
Ronald Denis	70	Director
Philip Sanford	68	Director

Executive Officers

Michael Cammarata was appointed as President, Chief Executive Officer and a director of Neptune on July 8, 2019. He invested in and cofounded Schmidt’s Naturals, one of the world’s fastest growing wellness brands, leading it from fledgling start-up to acquisition in 2017 by Unilever and onto record breaking growth in 2018. He remained CEO of Schmidt’s Naturals until June 2019, leading its rapid expansion into new and innovative products, retailers and global markets. Mr. Cammarata is a new breed of unconventional CEO with a personal mission to invest and scale companies globally that will make sustainable innovation and modern wellness solutions accessible to the world. He believes that natural products are the future and that every person deserves natural products that work and minimize their harm to people, the planet and animals. Through all his investments, Mr. Cammarata is looking toward future technologies, including AI and machine learning to create stronger connections and personalized products for customers. He is a passionate advocate for ending animal testing in cosmetics. Raised in New York, Mr. Cammarata’s dyslexia made school challenging, but that perspective allowed him to identify opportunities others missed. We believe that Mr. Cammarata is qualified to serve as a member of our board of directors based on the perspective and experience he brings as our President and Chief Executive Officer.

Raymond Silcock was named Chief Financial Officer in July 2022. Prior to joining Neptune, Mr. Silcock served as Executive Vice President and Chief Financial Officer of Perrigo Company PLC from March 2019, Chief Financial Officer at INW Holdings from 2018 to 2019 and as Executive Vice President and Chief Financial Officer of CTI Foods from 2016 to 2018. In March 2019, CTI Foods filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court in Delaware. From 2013 until the company’s sale in 2016, Mr. Silcock was Executive Vice President and Chief Financial Officer of Diamond Foods, Inc. and previously held Chief Financial Officer roles at UST, Inc., Swift & Co. and Cott Corporation. He also served on the board of Pinnacle Foods, Inc. from 2008 until the company was sold in 2018. His early career was highlighted by an 18-year tenure in positions of increasing responsibility at Campbell Soup Company. Mr. Silcock is a Fellow of the Chartered Institute of Management Accountants (UK).

John S. Wirt became Chief Legal Officer, Executive Vice President of Legal and Business Affairs, and General Counsel of Neptune in August 2021. Prior to joining Neptune, Mr. Wirt served as the President of Epic Sports & Entertainment, Inc. from 2018 and the CEO of Square Ring, Inc. from 2008, both companies engaged in the sports and entertainment industries. He has also served as the President of the law firm of Wirt & Wirt, P.A. since 2014. Mr. Wirt is an AV-rated Martindale Hubble attorney who has been practicing law for over thirty years. Mr. Wirt began his legal career as an associate at Jenner & Block and followed that as an associate at Sidley & Austin. He earned his B.A., graduating magna cum laude from Knox College in 1985. In 1986, he received his CPA certificate from the University of Illinois, and in 1989, he graduated with honors from the University of Illinois, where he earned his Jurisprudence degree. Mr. Wirt’s previous business experience includes serving on the Board of Directors for Interactive Television Networks, a NASDAQ listed public company, where he also served as Chair of the Audit Committee. He presently serves as a director of Epic Sports, Square Ring, Wirt & Wirt, and tmc Content Group AG, a publicly-traded Swiss corporation involved in the motion picture and video industries.

Non-Employee Directors

Julie Phillips has been a director of Neptune since August 2021. She currently serves as Chief Operating Officer and Chief Creative Officer for Blackhall, a new streaming video on demand service, launching in 2024. Prior, she served as Vice President for Herschend Entertainment Studios, the media and franchise arm of Herschend Enterprises, which owns, operates and manages family-oriented them parks, aquariums, attractions and hospitality properties in the United States in Canada, where she had held this and prior roles since 2013. Ms. Phillips also has served since April 2019 as a member of the Board of Directors of the Lane Thomas Foundation, which is dedicated to supporting families of children needing life-saving organ transplants. Previously, she served as a business development manager for Miramax and as a senior financial analyst for Raytheon (NYSE: RTX). Ms. Phillips holds an MBA from Harvard Business School and a Bachelor of Arts in Business Administration from Pepperdine University. We believe that Ms. Phillips is qualified to serve as a member of our board of directors based on her experience in marketing and her educational background.

Joseph Buaron has been a director of Neptune since April 2020. He is co-founder and CTO of goPeer, Canada’s first regulated consumer peer-to-peer lender, he additionally serves as Chief Strategy Officer to Loti Wellness Inc., a Canadian self-care consumer brand. Prior, Mr. Buaron served as CTO of Schmidt’s Naturals, where he led the technology, AI, digital marketing and consumer support divisions through transition from start-up to enterprise, and subsequently through the acquisition by Unilever, and the integration that followed. Mr. Buaron is a seasoned CTO with over two-decades related experience as an entrepreneur, investor, programmer, solutions architect, and DevOps engineer. His passion for technology reflects his recognition for the tremendous impact it has on our lives and its potential for creating a better tomorrow. Immersed in technology, Mr. Buaron strives to provide vision, leadership, form relationships, and eliminate barriers to allow the brightest minds to flourish. We believe that Mr. Buaron is qualified to serve on our board of directors due to his experience as a leader in technology roles.

Michael De Geus has been a director of Neptune since April 2020. He is a highly accomplished security executive with domestic and international cyber investigative and physical security experience. He is the founder and Chief Executive Officer of Leatherback Gear, LLC., a producer of bullet proof backpacks. He also served as a Special Agent in federal law enforcement with the Department of Homeland Security and has served on various assignments both physically and with cyber security since 2008. Previously, he served as the Director of Sales at Koro Sun Resort in the Fiji Islands and as a consultant for MD Consulting, working on various projects from developing branding and new store layouts to helping with various start-up companies. Mr. De Geus is a Ph.D. Candidate in Public Policy specializing in Homeland Security at Walden University, holds a Master of Science in International Relations from Troy State University and holds a Bachelor of Science in Criminal Justice from California State University Fullerton. We believe that Mr. De Geus is qualified to serve on our board of directors due to his management and leadership experience.

Ronald Denis has been a director of Neptune since January 2001. He has been Chief of Surgery and director of the Trauma Program at Hôpital du Sacré-Coeur in Montréal since 1997. Also, since 1987, Dr. Denis has occupied the position of medical co-director of the Canadian Formula 1 Grand Prix. Dr. Denis sits on several scientific boards and management committees. We believe that Dr. Denis is qualified to serve on our board of directors because of his extensive scientific experience.

Philip Sanford has been a director of Neptune since May 2022. He previously served on the executive team at N3 LLC, a global technology-enabled inside sales organization that was acquired by Accenture in 2020. He has advised a number of leading private equity firms and investment banks on mergers and acquisitions and going-private transactions in the consumer sector, including Bain Capital, Carlyle, Moelis, Blackstone, Kelso, Mid-Ocean Partners, Morgan Stanley Private Equity and Morgan Stanley Expansion Capital. He currently serves on the Advisory Board of Morgan Stanley Expansion Capital Funds, as well as the Boards of Ecentria, CMX and Image Skincare and formerly served as Chairman of the Board of Sprout Organics. Mr. Sanford has previously served on the Boards of Chattem, Inc and Caribou Coffee. He holds a Bachelor of Science degree in Finance, Economics and Philosophy from Austin Peay State University in Clarksville, Tenn. We believe that Mr. Sanford is qualified to serve on our board of directors due to his business and leadership experience, merger and acquisition experience, and extensive financial, accounting and governance knowledge.

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Family Relationships

There are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Board Diversity

The below board diversity matrix reports self-identified diversity statistics for our board of directors.

Board Diversity Matrix (As of July 28, 2022)
Country of Principal Executive Offices:	Canada
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	No
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4		1
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction
LGBTQ+
Did Not Disclose Demographic Background	2

Board Leadership Structure and Board’s Role in Risk Oversight

Ms. Phillips is the current chairperson of the board of directors. We believe that separating the positions of Chief Executive Officer and chairperson of the board of directors allows our Chief Executive Officer to focus on our day-to-day business, while allowing a chairperson of the board of directors to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairperson, particularly as the board of directors’ oversight responsibilities continue to grow. While our bylaws and corporate governance guidelines do not require that our chairperson and Chief Executive Officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction, and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full board of directors (or the appropriate board of directors committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board of directors committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Information Regarding Committees of the Board

Our board of directors has established an audit committee, a compensation and human resources committee, a nominating committee, and a governance committee. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. A current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee, and research and development committee is posted on the corporate governance section of our website, http://ir.checkmatepharma.com/corporate-governance/documents-and-charters.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common shares to file with the SEC, initial reports of ownership of our common shares and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The SEC has designated specific deadlines for these reports, and we must identify those persons who did not file these reports when due. As the Company was a foreign private issuer until April 1, 2022, our directors and officers and holders of more than 10% of our common shares were not obligated to file Section 16(a) reports for the fiscal year ended March 31, 2022. There were therefore no delinquent Section 16(a) filings with respect to the fiscal year ended March 31, 2022.

Code of Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://www.investors.neptunewellness.com/governance/governance-documents/.

Shareholder Recommendations of Director Nominees

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

Item 11. EXECUTIVE COMPENSATION.

The information in this section summarizes the compensation earned by our executive officers.

Our named executive officers for the year ended March 31, 2022, which consist of our principal executive officer, up to two other most highly compensated executive officers who were serving as executive officers as of March 31, 2022 and up to two additional individuals who would have been another most highly compensated executive officer but for the fact that such individual was not serving as an executive officer as of March 31, 2022, are:

•
Michael Cammarata, our President and Chief Executive Officer;
•
Randy Weaver, our former Interim Chief Financial Officer*;
•
John S. Wirt, our Executive Vice President, Legal & Business Affairs (Chief Legal Officer and General Counsel); and
•
Toni Rinow, our former Chief Financial Officer and Chief Operating Officer**.

* Mr. Weaver's left the Company on July 25, 2022.

** Dr. Rinow left the Company on November 15, 2021.

2022 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Michael Cammarata
President and Chief Executive Officer	2022	1,103,628	750,000	1,252,600(2)	—	58,612(3)	3,164,840
	2021	1,083,333	750,000	2,762,841(2)	1,966,117(2)	1,500,000(2)	8,062,291
Randy Weaver(4)
Former Interim Chief Financial Officer	2022	144,000	—	—	273,386	—	417,386
	2021	—	—	—	—	—	—
John S. Wirt
Executive Vice President, Legal & Business Affairs	2022	373,653	—	—	978,453	—	1,352,106
Chief Legal Officer and General Counsel	2021	—	—	—	—	—	—
Toni Rinow(5)
Former Chief Financial Officer and	2022	612,237(6)	—	—	—	—	612,237
Chief Operating Officer	2021	292,979	135,260	—	628,063	—	1,056,302

(1)

The amounts in these columns represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements included in the Original Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the awards or the sale of the common shares underlying such awards.

(2)	Represents compensation in lieu of additional directors and officers’ insurance required by Mr. Cammarata’s employment agreement.
(3)

All Other Compensation for Mr. Cammarata includes contributions to Mr. Cammarata's account under retirement plans, country club dues, premiums on group term life insurance, and occasional use of his Company-provided assistant for personal reasons.

(4)	Mr. Weaver was appointed Interim Chief Financial Officer on September 27, 2021 and was replaced by Mr. Raymond Silcock on July 25, 2022.
(5)	Dr. Rinow ceased serving as Chief Financial Officer of the Company on September 27, 2021 but remained in her position as Chief Operating Officer until her separation on November 15, 2021.
(6)	Includes $178,353 for severance pay in connection with Dr. Rinow's separation.

Narrative Disclosure to Summary Compensation Table

Our board of directors and compensation committee review compensation annually for our chief executive officer and his direct reports. In setting executive base salaries and bonuses, and granting equity incentive awards, board of directors or compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-and long-term results that are in the best interests of our shareholders, and a long-term commitment to our Company. We target a generally competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our board of directors has historically determined our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all of his direct reports. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee determines the compensation for each executive officer other than the chief executive officer. Our board of directors discusses the compensation committee’s recommendations and ultimately approves the compensation of our chief executive officer without the chief executive officer and chief financial officer present.

Annual base salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation committee, to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. The base salary of each named executive officer is noted below for fiscal 2022:

Name	2022 Base Salary
Michael Cammarata	$1,050,000
John S. Wirt	$600,000
Toni Rinow	$338,602

Mr. Weaver did not earn a base salary as he provided services as Interim Chief Financial Officer pursuant to an independent contractor agreement, as discussed further below.

Bonuses

For the year ended March 31, 2022, Mr. Cammarata was awarded an annual bonus of $750,000. No annual bonuses were paid to our other named executive officers and, except as discussed below, none of our named executive officers received any non-equity incentive compensation.

On September 9, 2021, our board of directors approved the payment to Mr. Cammarata of (i) a cash retention bonus of $750,000 for fiscal year 2022.

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our shareholders and to motivate them to make important contributions to our performance. In fiscal 2022, we did not grant any long-term equity incentive awards to our named executive officers, with the exception of inducement grants.

Employment and Severance Agreements

Michael Cammarata

The Company entered into an agreement with Mr. Cammarata on July 8, 2019 in connection with his appointment as the President and Chief Executive Officer of the Company (the “Cammarata Employment Agreement”). The Cammarata Employment Agreement provided for an initial annual base salary of $1 million, an annual target bonus opportunity of at least 75% of his base salary, inducement equity incentive awards granted in the form of options and restricted share units, and a one-time cash award of $15 million payable only when the Corporation’s United States market capitalization based on the 30 day volume weighted average trading price of the Common Shares on Nasdaq is at least $1 billion (the "LTIP Award"). His employment agreement contains a 12 month post-employment non-compete covenant and 18 month post-employment customer and employee non-solicit covenants.

The Cammarata Employment Agreement further provides that the Company must maintain certain levels of directors’ and officers’ liability insurance. For fiscal 2020 and 2021, in light of the expense associated with obtaining this coverage, Mr. Cammarata received (i) in fiscal 2020, $1.5 million in cash and 49,954 RSUs, each representing a right to receive one (1) Common Share, and 47,094 options to purchase Common Shares of the Corporation, and (ii) in fiscal 2021, 87,290 RSUs. Mr. Cammarata and the Company signed an amendment to the Cammarata Employment Agreement providing that Mr. Cammarata shall be issued an aggregate of 523,740 RSUs, including the 87,290 RSUs issued in fiscal 2021, in connection with this requirement. Subsequent to the end of fiscal 2021, the Company obtained the required directors' and officers' liability coverage.

Mr. Cammarata’s employment may be terminated at any time and for any reason. If Mr. Cammarata’s employment is terminated by the Company without Cause or by Mr. Cammarata for Good Reason, as those terms are defined in the Cammarata Employment Agreement, Mr. Cammarata will, subject to certain conditions, be entitled to (a) an amount equal to (i) 18 months of his then-current base salary; and (ii) one-half times his then current target bonus, payable in substantially equal installments for 18 months, (b) a pro-rated bonus equal to the then-current target bonus for the year in which Mr. Cammarata’s employment was terminated, (c) a lump-sum payment equal to 18 months’ premiums for health coverage, (d) the continued vesting of all of Mr. Cammarata’s unvested equity awards for 18 months and the continued exercisability of all stock options for the remainder of their full term, and (e) continued eligibility for the LTIP Award for 18 months following the date of termination if the conditions of such LTIP Award is met in such period.

Upon a Change in Control (as such term is defined in the Equity Incentive Plan), Mr. Cammarata will be entitled to (a) payment of the LTIP award, if the condition to such award has been met based on the implied valuation under the Change in Control Transaction, and (b) (i) vesting of all unvested equity awards, and (ii) all stock options that have vested shall remain exercisable for the remainder of their full term, in any event only for equity awards that constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended if the Change of Control constitutes a “change of control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5)(i). In the event Mr. Cammarata’s employment is terminated within 24 months following a Change in Control (as defined in the Equity Incentive Plan), Mr. Cammarata will be entitled to (a) an amount equal to the sum of (i) 24 months of his then-current base salary, (ii) two (2) times his then-current target bonus, and (iii) a pro-rated bonus equal to the then current target bonus for the year in which he is terminated, payable as a lump sum, and (b) a lump-sum payment equal to 18 months’ premiums for health coverage.

Randy Weaver

The Company entered into an interim services agreement with CSuite Financial Partners ("CSuite") on September 23, 2021 (the "Weaver Services Agreement"), pursuant to which Mr. Weaver, a resource of CSuite, was engaged as Interim Chief Financial Officer of the Company. The Weaver Services Agreement provided that CSuite would be paid a monthly fee of $40,000 for the services, and that the Weaver Services Agreement could be terminated upon at least five days' written notice. Mr. Weaver's services were terminated as of July 25, 2022.

John S. Wirt

The Company entered into an agreement with Mr. Wirt on August 10, 2021 in connection with his appointment as Executive Vice President, Legal & Business Affairs (Chief Legal Officer and General Counsel) (the "Wirt Employment Agreement"). The Wirt Employment Agreement provided for an initial annual base salary of $600,000, an annual target bonus opportunity of approximately 75% of his base salary, subject to targets set by the board of directors, and an inducement grant of options to purchase 85,715 common shares of the Company. His employment agreement contains a 12 month post-employment non-compete and customer and employee non-solicit covenants.

Mr. Wirt's employment may be terminated at any time and for any reason. If Mr. Wirt's employment is terminated by the Company without Cause , as those terms are defined in the Wirt Employment Agreement, Mr. Wirt will, subject to certain conditions, be entitled to (a) an amount equal to (i) 12 months of his then-current base salary; and (ii) any unpaid bonus for the immediately prior year, based on actual performance and payable when others are paid, and (b) reimbursement of COBRA premiums for health coverage. Upon a termination in anticipation of or on or following a "Change in Control", Mr. Wirt will be entitled to 18 months of his then-current base salary.

Toni Rinow

Effective as of November 15, 2021, we entered into a separation agreement (the “Separation Agreement”) with Dr. Rinow in connection with her departure from the Company in her role as Chief Operating Office of the Company. Pursuant to the Separation Agreement, Dr. Rinow was entitled to receive (i) an amount equal to 26 weeks of her base salary, payable as salary continuation over such period, (ii) reimbursement of the cost of private benefits coverage up to the earlier of 26 weeks or upon her acceptance of employment with another company and (iii) all accrued salary and vacation days. The Separation Agreement also contains a reaffirmation of Dr. Rinow's confidentiality and non-solicitation obligations to the Company and a general release of claims by Dr. Rinow.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding all outstanding common share awards and options to purchase common shares held by each of our named executive officers as of March 31, 2022.

	Option awards						Share awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(1) ($)
Michael Cammarata	7/8/2019(2)	5,239	477		155.05	7/8/2029	—	—
	7/8/2019(3)	21,429	—	235,715	155.05	7/8/2029	—	—
	7/8/2019(2)	—	—	—	—	—	6,667	51,336
	12/16/2020(2)	20,674	26,163	—	55.65	12/16/2030	—	—
Randy Weaver	2/14/2022(4)	—	14,286	28,572	10.50	2/14/2027	—	—
John S. Wirt	8/13/2021(5)	28,572	57,143	—	25.55	8/13/2026	—	—

(1)

Represents the market value of the unvested shares underlying the share awards as of March 31, 2022, based on the closing price of our common shares on such date, as reported on the Nasdaq Capital Market, which was $7.70 per share. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share awards or the sale of the common stock underlying such share awards.

(2)	Vests in equal monthly installments over three years, subject to the terms, conditions and restrictions of the award agreement governing the grant.
(3)	Vest in accordance with market-based performance criteria, subject to the terms, conditions and restrictions of the award agreement governing the grant
(4)

Vests (i) as to 14,286 common share options, in three equal annual installments over three years, and (ii) as to the remaining 28,572 common share options, following the achievement of certain performance criteria, each subject to the terms, conditions and restrictions of the award agreement governing the grants. The grant was canceled following Mr. Weaver's separation from the Company.

(5)	Vests in equal annual installments over three years, with the first tranche vesting on the date of grant, subject to the terms, conditions and restrictions of the award agreement governing the grant

Non-Employee Director Compensation

Effective July 21, 2021, our board of directors approved an amended non-employee director compensation policy. Pursuant to such policy, our non-employee directors were paid the following amounts for the year ended March 31, 2022 (prorated for service for a partial year): (i) CDN$100,000 per year to the chairperson of the board; (ii) CDN$50,000 per year to each other non-employee director; (iii) an additional CDN$10,000 per year to the chairperson of the each committee (other than the Audit Committee); (iv) an additional CDN$25,000 per year to the chairperson of the audit committee; and (iv) an additional CDN$10,000 per year to each member of a committee (per committee).

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended March 31, 2022.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Joseph Buaron	67,830	—	18,841	—	86,671
Michael De Geus	35,910	—	18,841	—	54,751
Ronald Denis	60,648	—	—	—	60,648
John Moretz(4)	127,680	—	—	—	127,680
Jane Pemberton(5)	21,945	—	—	—	21,945
Frank Rochon(5)	34,912	—	—	—	34,912
Richard Schottenfeld(6)	7,980	—	—	—	7,980
Julie Phillips(7)	61,845	15,329	18,841	—	96,015

(1)

Michael Cammarata, our President and Chief Executive Officer and one of our named executive officers, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director. Mr. Cammarata's compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above. Philip Sanford joined our board of directors on May 19, 2022 and is therefore excluded from this table as he did not serve on our board of directors during fiscal 2022.

(2)

The amounts in these columns represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the awards or the sale of the common shares underlying such awards.

(3)	Represents grants of deferred share units awarded on November 26, 2021 that vest in four equal tranches until August 26, 2022.
(4)	Mr. Moretz resigned from our board of directors on February 10, 2022.
(5)	Ms. Pemberton and Mr. Rochon ceased to be directors as of the 2021 annual shareholder meeting.
(6)	Mr. Schottenfeld resigned from our board of directors on May 17, 2021.
(7)	Ms. Phillips was elected to our board of directors at the 2021 annual shareholder meeting and was named Chair of the board of directors on February 10, 2022.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our compensation committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2022 with respect to the common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of March 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	Stock Option Plan	563,475	$91.19	825,139
	Equity Incentive Plan	25,539	–	138,862
Equity compensation plans not approved by security holders(2)	3,810		–	–
Total	592,824		–	964,001

(1)

The Stock Option Plan and the Equity Incentive Plan provide that the number of common shares reserved for issuance under such plans will equal 25% and 2.5%, respectively, of the issued and outstanding common shares of the Company from time to time.

(2)

Mr. Michael Cammarata was granted an aggregate of 80,001 RSUs, each representing a right to receive one (1) Common Share in certain circumstances, as an inducement to join to Corporation as President and CEO on July 8, 2019. Of this award, 34,286 RSUs were granted under the Equity Incentive Plan and 45,715 were granted as a stand-alone inducement award not subject to shareholder approval.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 28, 2022, with respect to the beneficial ownership of our common shares by:

•
each of our directors;
•
each of the named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common shares.

The column entitled "Beneficial Ownership of Common Shares" is based on a total of 7,987,104 common shares outstanding as of July 28, 2022.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of July 28, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated below, the address for each natural person listed below is care of Neptune Wellness Solutions Inc., 100-545 Promenade du Centropolis, Laval, Quebec H7T 0A3 Canada.

	Beneficial Ownership of Common Shares
	Number of Shares	%
Greater than 5% Shareholders:
NH Expansion Credit Fund Holdings LP(1)	542,815	6.8%
Armistice Capital Master Fund Ltd.(2)	886,470	9.99%
Sabby Volatility Warrant Master Fund, Ltd.(3)	886,470	9.99%

Named Executive Officers and Directors
Michael Cammarata(4)	360,051	4.3%
Raymond Silcock	–	–
John S. Wirt(5)	58,099	*
Joseph Buaron(6)	2,245	*
Michael De Geus(7)	2,425	*
Ronald Denis	–	–
Julie Phillips(8)	1,793	*
Philip Sanford(9)	5,618	*
All current executive officers and directors as a group (11 persons)	431,744	5.1%

*	Denotes less than 1%.
(1)	Information herein is solely based upon information supplied by our transfer agent on July 28, 2022. The address of this entity is 1585 Broadway, 39th Floor, New York, NY 10036.
(2)

Comprised of (i) an aggregate of 282,763 common shares held directly (based upon information available to the Company as of June 24, 2022) and (ii) a portion of the 3,374,098 common shares issuable upon exercise of warrants (the "Armistice Warrants") (based upon information available to the Company as of July 28, 2022). The Armistice Warrants provide that the holder may not exercise the warrants to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of common shares which would exceed 9.99% of the then-outstanding common shares following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the Armistice Warrants which have not been exercised. As of July 28, 2022, the number of common shares deemed beneficially owned by the holder included 572,383 common shares issuable upon the exercise of the Armistice Warrants, which is the maximum number of common shares issuable upon exercise of the Armistice Warrants, after giving effect to the limitation set forth above. The address of this entity is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor New York, NY 10022.

(3)

Comprised of (i) an aggregate of 172,763 common shares held directly (based upon information available to the Company as of June 24, 2022) and (ii) a portion of the 1,945,526 common shares issuable upon exercise of warrants (the "Sabby Warrants") (based upon information available to the Company as of July 28, 2022). The Sabby Warrants provide that the holder may not exercise the warrants to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of common shares which would exceed 9.99% of the then-outstanding common shares following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the Sabby Warrants which have not been exercised. As of July 28, 2022, the number of common shares deemed beneficially owned by the holder included 694,532 common shares issuable upon the exercise of the Sabby Warrants, which is the maximum number of common shares issuable upon exercise of the Sabby Warrants, after giving effect to the limitation set forth above. The address of this entity is c/o Sabby Management, LLC, 115 Hidden Hills Dr, Spicewood TX 78669.

(4)

Mr. Cammarata's holdings consist of (i) 300,990 common shares held directly, (ii) 4,445 common shares issuable pursuant to restricted share units that are exercisable within 60 days after July 28, 2022, and (iii) 54,616 common shares issuable pursuant to common share options that are exercisable within 60 days after July 28, 2022.

(5)

Mr. Wirt's holdings consist of (i) 956 common shares owned by John S. Wirt IRA and (ii) 57,143 common shares issuable pursuant to common share options that are exercisable within 60 days after July 28, 2022.

(6)

Mr. Buaron's holdings consist of (i) 1,454 common shares issuable pursuant to deferred share units that will be vested within 60 days after July 28, 2022 and (ii) 791 common shares issuable pursuant to common share options that are exercisable within 60 days after July 28, 2022.

(7)

Mr. De Geus' holdings consist of (i) 180 common shares held directly, (ii) 1,454 common shares issuable pursuant to deferred share units that will be vested within 60 days after July 28, 2022 and (iii) 791 common shares issuable pursuant to common share options that are exercisable within 60 days after July 28, 2022.

(8)

Ms. Phillips' holdings consist of (i) 1,793 common shares held directly, (ii) 1,036 common shares issuable pursuant to deferred share units that will be vested within 60 days after July 28, 2022 and (iii) 477 common shares issuable pursuant to common share options that are exercisable within 60 days after July 28, 2022.

(9)	Mr. Sanford's holdings consist of 5,618 common shares held directly.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” discussed in Part III, Item 8 of this Annual Report on Form 10-K and the transactions described below, since April 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

In March 2022, we completed a registered direct offering (the "March Offering"), pursuant to which we issued and sold an aggregate of 528,572 common shares and equivalents and 1,428,572 warrants to purchase common shares, at a price equal to $11.20 per share and accompanying warrants. Armistice Capital Master Fund Ltd., a beneficial owner of more than 5% of our voting securities, was the sole investor in the March Offering.

In June 2022, we completed a registered direct offering (the "June Offering"), pursuant to which we issued and sold an aggregate of 1,945,526 common shares and equivalents and 3,891,052 warrants to purchase common shares, at a price equal to $2.57 per share and accompanying warrants. Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd., beneficial owners of more than 5% of our voting securities, each purchased 972,763 common shares and equivalents and were each issued warrants to purchase 1,945,526 common shares in the June Offering.

In July 2022, NH Expansion Credit Fund Holdings, LP ("Morgan Stanley"), a beneficial owner of more than 5% of our voting securities, loaned an additional $3 million to Sprout (the "Loan") pursuant to an amended and restated secured promissory note. In connection with the Loan, Morgan Stanley was issued 372,670 of our common shares.

Director Independence

Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Michael Cammarata, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common shares. There are no family relationships among any of our directors or executive officers. Mr. Cammarata is not an independent director under these rules because he is an executive officer of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the financial years ended March 31, 2022 and March 31, 2021, the Corporation was billed the following fees for audit, audit-related, tax and all other services provided to the Corporation by its current external auditor, KPMG LLP, Chartered Professional Accountants and its former external auditor, Ernst & Young, LLP, Charted Professional Accountants, respectively:

	Fiscal Year Ended March 31,
	2022(1)	2021(2)
Audit Fees (3)	1,186,104	920,442
Audit-Related Fees (4)	54,304	–
Tax Fees (5)	–	11,961
All Other Fees (6)	–	–
Total Fees	1,240,408	932,403

(1)
Reflects amounts billed by KPMG LLP, Chartered Professional Accountants.
(2)
Reflects amounts billed by Ernst & Young, LLP, Charted Professional Accountants.
(3)
Consists of fees for professional services for the audit of the Corporation’s annual financial statements, interim reviews, securities filings, Sarbanes–Oxley Act Section 404 opinion on internal control over financial reporting and consultations on accounting or disclosure issues.
(4)
Consists of fees for professional services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and which are not reported under “Audit Fees” above.
(5)
Consists of fees for professional services for tax compliance, tax advice and tax planning. Tax fees include, but are not limited to, preparation of tax returns and R&D tax credit claims.
(6)
Consists of fees for other professional advisory services.

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below. From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and the fee structure, which is also generally subject to a maximum dollar amount. During our 2022 and 2021 fiscal years, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Refer to Part IV, “Consolidated Financial Statements,” on page F-1 within the Original Form 10-K for our Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm.

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

3.3	General By-Law (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
3.4	Advance Notice By-Law (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
4.1±	Specimen Common Share Certificate
4.2*	Description of Securities
10.1#	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.2#	Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.4#	Form of Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
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

10.12#*	Separation Agreement by and between the Registrant and Dr. Toni Rinow dated November 15, 2021.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
23.1±	Consent of Independent Registered Public Accounting Firm
23.2±	Consent of Independent Registered Public Accounting Firm
31.1±	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2±	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS±	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH±	Inline XBRL Taxonomy Extension Schema Document
101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates a management contract or compensatory plan or arrangement.
†	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K
*	Filed herewith
**	Previously furnished with the Original Form 10-K
±	Previously filed with the Original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: July 29, 2022	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)