Form 10-Q
period 2022-06-30
Neptune Wellness Solutions Inc.
filed 2022-08-15
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33526

NEPTUNE WELLNESS SOLUTIONS INC.

(Exact name of Registrant as specified in its Charter)

Québec	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
545 Promenade du Centropolis, Suite 100 Laval, Québec Canada	H7T 0A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (450) 687-2262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NEPT	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on August 15, 2022, was $12,703,782.

The number of shares of Registrant’s Common Stock outstanding as of August 15, 2022 was 7,989,800.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report" or “Form 10-Q”) contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us”, or “our”) the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. The Company cautions readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to the risks described in Item 1A-”Risk Factors” of Part II this Form 10-Q.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, the Company undertakes no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

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

In this Quarterly Report on Form 10-Q, all dollar amounts are in United States Dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

neptune WELLNESS SOLUTIONS inc.

For the three-month periods ended June 30, 2022 and 2021

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three-month periods ended June 30, 2022 and 2021

Financial Statements

Condensed Consolidated Interim Balance Sheets	6
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	7
Condensed Consolidated Interim Statements of Changes in Equity	8
Condensed Consolidated Interim Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Balance Sheets

(Unaudited) (in U.S. dollars)

		As at	As at
	Notes	June 30, 2022	March 31, 2022
Assets

Current assets:
Cash and cash equivalents		$6,231,968	$8,726,341
Short-term investment		18,715	19,255
Trade and other receivables		6,182,876	7,599,584
Prepaid expenses		2,865,974	3,983,427
Inventories	4	14,056,514	17,059,406
Assets held for sale	2(d)	21,834,039	—
Total current assets		51,190,086	37,388,013

Property, plant and equipment	5	1,412,323	21,448,123
Operating lease right-of-use assets		2,046,835	2,295,263
Intangible assets		21,013,953	21,655,035
Goodwill	6	22,093,222	22,168,288
Total assets		$97,756,419	$104,954,722

Liabilities and Equity

Current liabilities:
Trade and other payables		$21,296,277	$22,700,849
Current portion of operating lease liabilities		626,928	641,698
Deferred revenues		351,551	285,004
Provisions	7	1,229,462	1,118,613
Liability related to warrants	8	3,167,947	5,570,530
Liabilities directly associated with assets held for sale	2(d)	3,537,176	—
Total current liabilities		30,209,341	30,316,694

Operating lease liabilities		1,873,919	2,063,421
Loans and borrowings	9	11,881,589	11,648,320
Other liability	12(c)	12,931	88,688
Total liabilities		43,977,780	44,117,123

Shareholders' Equity:
Share capital - without par value (7,614,434 shares issued and outstanding as of June 30, 2022; 5,560,829 shares issued and outstanding as of March 31, 2022)	10(a)	318,921,917	317,051,125
Warrants	10(f)	6,079,890	6,079,890
Additional paid-in capital		56,346,589	55,980,367
Accumulated other comprehensive loss		(10,605,642)	(7,814,163)
Deficit		(327,466,047)	(323,181,697)
Total equity attributable to equity holders of the Corporation		43,276,707	48,115,522

Non-controlling interest	11	10,501,932	12,722,077
Total shareholders' equity		53,778,639	60,837,599

Commitments and contingencies	15
Subsequent event	18
Total liabilities and shareholders' equity		$97,756,419	$104,954,722

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2022 and 2021

	Notes	June 30, 2022	June 30, 2021

Revenue from sales, net of excise taxes of $641,877 (2021 - $140,620 )		$15,968,098	$9,821,640
Royalty revenues		284,189	236,067
Other revenues		19,941	20,802
Total revenues	16	16,272,228	10,078,509

Cost of sales other than loss on inventories, net of subsidies of nil (2021 - $662,495 )		(16,086,578)	(12,401,043)
Impairment loss on inventories	4	(3,079,997)	—
Total Cost of sales		(19,166,575)	(12,401,043)
Gross profit (loss)		(2,894,347)	(2,322,534)

Research and development expenses		(214,687)	(259,666)
Selling, general and administrative expenses, net of subsidies of nil (2021 - $64,299 )		(10,553,734)	(16,014,634)
Impairment loss related to property, plant and equipment	2(d), 5	(815,661)	(529,732)
Net gain on sale of assets		85,002	—
Loss from operating activities		(14,393,427)	(19,126,566)

Finance income		1,424	7,339
Finance costs		(916,522)	(358,116)
Loss on issuance of derivatives	8	(2,126,955)	—
Foreign exchange gains (losses)		1,407,285	(1,287,387)
Change in revaluation of marketable securities		—	(12,212)
Gain on revaluation of derivatives	8, 14	9,523,700	1,933,330
		7,888,932	282,954
Loss before income taxes		(6,504,495)	(18,843,612)

Income tax expense		—	(12,098)
Net loss		(6,504,495)	(18,855,710)

Other comprehensive (loss) income
Net change in unrealized foreign currency (losses) gains on translation of net investments in foreign operations (tax effect of nil for both periods)		(2,791,479)	1,976,562
Total other comprehensive (loss) income		(2,791,479)	1,976,562

Total comprehensive loss		$(9,295,974)	$(16,879,148)

Net loss attributable to:
Equity holders of the Corporation		$(4,284,350)	$(16,907,628)
Non-controlling interest	11	(2,220,145)	(1,948,082)
Net loss		$(6,504,495)	$(18,855,710)

Total comprehensive loss attributable to:
Equity holders of the Corporation		$(7,075,829)	$(14,931,066)
Non-controlling interest		(2,220,145)	(1,948,082)
Total comprehensive loss		$(9,295,974)	$(16,879,148)

Basic and diluted loss per share attributable to:
Equity holders of the Corporation		$(0.72)	$(3.56)
Non-controlling interest		$(0.37)	$(0.41)
Total loss per share	13	$(1.09)	$(3.97)

Basic and diluted weighted average number of common shares		5,958,266	4,744,685

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Corporation	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		5,560,829	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(4,284,350)	(4,284,350)	(2,220,145)	(6,504,495)
Other comprehensive loss for the period		—	—	—	—	(2,791,479)	—	(2,791,479)	—	(2,791,479)
Total comprehensive loss for the period		—	—	—	—	(2,791,479)	(4,284,350)	(7,075,829)	(2,220,145)	(9,295,974)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	2,706,153	—	—	2,706,153	—	2,706,153
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	108,079	1,870,792	—	(2,339,931)	—	—	(469,139)	—	(469,139)
Direct Offering, net of issuance costs	10(g)	1,945,526	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		2,053,605	1,870,792	–	366,222	—	—	2,237,014	—	2,237,014

Balance as at June 30, 2022		7,614,434	$318,921,917	$6,079,890	$56,346,589	$(10,605,642)	$(327,466,047)	$43,276,707	$10,501,932	$53,778,639

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Corporation	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

Net loss for the period		—	—	—	—	—	(16,907,628)	(16,907,628)	(1,948,082)	(18,855,710)
Other comprehensive income for the period		—	—	—	—	1,976,562	—	1,976,562	—	1,976,562
Total comprehensive loss for the period		—	—	—	—	1,976,562	(16,907,628)	(14,931,066)	(1,948,082)	(16,879,148)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	3,080,269	—	—	3,080,269	—	3,080,269
Warrants in exchange of services rendered by non-employees	10(f)	—	—	92,685	—	—	—	92,685	—	92,685
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	41,660	4,161,800	—	(5,140,497)	—	—	(978,697)	—	(978,697)
Total contributions by and distribution to equity holders		41,660	4,161,800	92,685	(2,060,228)	—	—	2,194,257	—	2,194,257

Balance as at June 30, 2021		4,773,750	$310,780,282	$5,993,658	$57,565,128	$(6,590,544)	$(265,117,580)	$102,630,944	$20,229,474	$122,860,418

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2022 and 2021

		Three-month periods ended
	Notes	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net loss for the period		$(6,504,495)	$(18,855,710)
Adjustments:
Depreciation of property, plant and equipment		401,548	755,675
Non-cash lease expense		157,881	96,290
Amortization of intangible assets		479,209	491,565
Share-based payment	12	2,706,153	3,080,269
Impairment loss on inventories	4	3,079,997	—
Expected credit losses		15,000	37,485
Non-employee compensation related to warrants	10(f)	—	92,685
Loss on issuance of derivatives		2,126,955	—
Net finance expense		915,098	350,777
Unrealized foreign exchange (gain) loss		(137,909)	868,195
Change in revaluation of marketable securities		—	12,212
Interest received		—	5,303
Interest paid		—	(302,781)
Revaluation of derivatives		(9,523,700)	(1,933,330)
Impairment loss on property, plant and equipment	5	—	529,732
Payment of lease liabilities		—	(74,304)
Income tax expense		—	12,098
Net gains from sale of property, plant and equipment		(85,002)	—
Changes in operating assets and liabilities		(828,526)	(4,424,058)
Income taxes paid		—	(12,098)
Net cash used in operating activities		(7,197,791)	(19,269,995)
Cash flows from investing activities:
Acquisition of property, plant and equipment		—	(470,408)
Acquisition of intangible assets		—	(73,679)
Net cash used in investing activities:		—	(544,087)
Cash flows from financing activities:
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		—	(978,697)
Proceeds from the issuance of shares and warrants through a Direct Offering	10(g)	5,000,002	—
Issuance of shares and warrants costs	10(g)	(465,211)	—
Proceeds from exercise of options and pre-funded warrants	10(g)	65	—
Net cash provided by (used in) financing activities:		4,534,856	(978,697)
Foreign exchange loss on cash and cash equivalents		168,562	132,415
Net decrease in cash and cash equivalents		(2,494,373)	(20,660,364)
Cash and cash equivalents, beginning of period		8,726,341	59,836,889
Cash and cash equivalents as at June 30, 2022 and 2021		$6,231,968	$39,176,525

Cash and cash equivalents is comprised of:
Cash		$6,231,968	$39,176,525

See accompanying notes to the condensed consolidated interim financial statements.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

1. Reporting entity:

Neptune Wellness Solutions Inc. (the "Corporation" or "Neptune") is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 100-545 Promenade du Centropolis, Laval, Québec, with a 50,000 square-foot production facility located in Sherbrooke, Quebec and a 24,000 square-foot facility located in North Carolina. The condensed consolidated interim financial statements of the Corporation comprise the Corporation and its subsidiaries, Biodroga Nutraceuticals Inc. ("Biodroga"), SugarLeaf Labs, Inc. ("SugarLeaf"), 9354-7537 Québec Inc., Neptune Holding USA, Inc., Neptune Health & Wellness Innovation, Inc., Neptune Forest, Inc., Neptune Care, Inc. (formerly known as Neptune Ocean, Inc.), Neptune Growth Ventures, Inc., 9418-1252 Québec Inc., Neptune Wellness Brands Canada, Inc. and Sprout Foods, Inc. (“Sprout”).

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

On June 8, 2022, Neptune announced the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan builds on the Company's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) planned divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. Refer to note 2(d).

Share consolidation and delisting from TSX

On June 9, 2022, Neptune announced the completion of the Corporation's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-Share Consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022 . The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022. These consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation. As a result, the number of common shares, options, deferred share units ("DSUs"), restricted share units ("RSUs"), restricted shares and warrants, issuance and exercise prices of options, DSUs, RSUs, restricted shares and warrants, loss per share reflect the Share Consolidation.

On July 29, 2022, Neptune announced that it has applied and received approval for a voluntary delisting of its common shares from the Toronto Stock Exchange ("TSX"). The delisting from the TSX will not affect the Corporation's listing on the Nasdaq Capital Market ("Nasdaq"). Neptune's common shares will be delisted from the TSX at the close of trading on August 15, 2022.

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Corporation will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Corporation has incurred significant operating losses and negative cash flows from operations since inception. To date, the Corporation has financed its operations through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the three-month period ended June 30, 2022, the Corporation incurred a net loss of $6.5 million and negative cash flows from operations of $7.2 million, and had an accumulated deficit of $327.5 million as at June 30, 2022. For the year ended March 31, 2022, the Corporation incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at June 30, 2022, the Corporation’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $6.2 million. The Corporation currently has no committed sources of financing available.

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

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

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

Neptune announced on June 8, 2022 the intended divestiture of the cannabis business, which would include the sale of the Mood Ring™ and PanHash™ brands, along with the Corporation's Sherbrooke, Quebec facility, in one or more transactions. In order to accelerate its cost savings, the Corporation will focus on winding up its cannabis operations pending a transaction. This planned action is intended to provide significant cost savings and help maximize operational efficiencies. Finally, the exit of the Canadian cannabis business is expected to reduce the amount of financing the Corporation seeks and is expected to facilitate working with a broader set of financing sources.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

2. Basis of preparation:

(a)
Adoption of U.S. GAAP:

As at March 31, 2022, the Corporation has retroactively adopted United States generally accepted accounting principles (“US GAAP”). The consolidated financial statements of the Corporation have been prepared in accordance with US GAAP for all periods presented. Comparative figures, which were previously prepared in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Corporation’s accounting policies under US GAAP.

(b)
Functional and reporting currency:

Effective March 31, 2022, the Corporation has changed its reporting currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”). This change in reporting currency has been applied retroactively such that all amounts in the consolidated financial statements of the Corporation and the accompanying notes thereto are expressed in U.S. dollars. References to "$" and "USD" are U.S dollars and references to “CAD $” and "CAD" are to Canadian dollars. For comparative purposes, historical consolidated financial statements were recast in U.S. dollars by translating assets and liabilities at the closing exchange rate in effect at the end of the respective period, revenues, expenses and cash flows at the average exchange rate in effect for the respective period and equity transactions at historical exchange rates. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

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

The functional currency of the Corporation is the Canadian dollars.

(c)
Use of estimates:

The preparation of the condensed consolidated interim financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

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
•
Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 12);
•
Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related contingent consideration and call option;
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 7); and
•
Estimating fair value less costs to sell of assets held for sale (note 2 (d)).
(d)
Assets and liabilities held for sale:

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and the Corporation will focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Corporation had Canadian cannabis disposal group assets that met the criteria to be classified as held for sale. As at June 30, 2022, all assets and liabilities related to the Canadian cannabis business are now respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Comparative balance sheet amounts have not been reclassified. The disposal group has been measured at fair value less cost to sell using market prices for comparative assets (level 3) and an estimate of disposal costs which resulted in an impairment loss of $815,661 for the three-month period ended June 30, 2022.

The Corporation expects that the cannabis disposal group will be sold within the next twelve months through a sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale:

June 30, 2022

Trade and other receivables	$2,096,537
Prepaid expenses	204,610
Inventories	791,105
Building and building components	15,629,366
Laboratory and plant equipment	3,015,218
Intangible assets	97,203
Assets held for sale	$21,834,039

Trade and other payables	3,314,508
Deferred revenues	12,928
Provisions	209,740
Liabilities directly associated with assets held for sale	$3,537,176

3. Significant accounting policies:

These unaudited Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with those accounting principles followed by the Corporation and disclosed in note 2 of its Annual Consolidated Financial Statements for the year ended March 31, 2022, except as disclosed in note 3 – Significant accounting policies and should be read in conjunction with and Notes thereto.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

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

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the Corporation's consolidated financial statements.

The Corporation does not intend to early adopt any of the above amendments.

(c) Assets held for sale:

The Corporation classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets and liabilities directly associated with assets held for sale are measured at the lower of carrying amount and fair value less costs to sell immediately prior to their classification. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.

Assets classified as held for sale, and the assets and liabilities included within a disposal group classified as held for sale are presented separately on the face of the statement of balance sheet. Non-current assets that are classified as held for sale are not depreciated.

4. Inventories:

	June 30, 2022	March 31, 2022

Raw materials	$6,231,095	$7,920,190
Work in progress	—	1,016,916
Finished goods	7,825,419	7,974,690
Supplies and spare parts	—	147,610
	$14,056,514	$17,059,406

During the three-month periods ended June 30, 2022 and 2021, inventories have been reduced by $3,079,997 and nil respectively. The write-down of inventories during the quarter ended June 30, 2022 is related to assets held for sale inventories that are not expected to be realized.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

5. Property, plant and equipment:

As at June 30, 2022, property, plant and equipment in the amount of $18.6 million related to the Canadian cannabis asset group were reclassified to assets held for sale on the balance sheet (refer to note 2(d)).

During the first quarter of June 30, 2021, the Corporation impaired certain cannabis property, plant and equipment in the amount of $529,732.

6. Goodwill:

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	June 30, 2022	March 31, 2022

Biodroga	$2,550,785	$2,625,851
Sprout	19,542,437	19,542,437
	$22,093,222	$22,168,288

7. Provisions

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

As of June 30, 2022, a provision of $477,982 (March 31, 2022 - $362,809) has been recorded by the Corporation. During the current quarter, the Corporation increased the provision by $126,204, recorded foreign currency translation adjustments of $(11,031) and made no payments to the Former CEO in relation to this provision. During the period ended June 30, 2021, the Corporation increased the provision by $116,467, recorded foreign currency translation adjustments of $31,773 and made payments totaling $1,417,219 to the Former CEO in relation to this provision.

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at June 30, 2022 ($600,000 as at March 31, 2022).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

(c)
A supplier of cannabis initiated a lawsuit against 9354-7537 Quebec Inc. (operating as Neptune Wellness Solutions, Inc.) (“Neptune”) for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by Neptune due to quality concerns. The supplier refused to refund the purchase price and ultimately sued Neptune for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against Neptune for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against Neptune is of $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the signature of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022.
(d)
As at June 30, 2022, the Corporation has various additional other provisions for legal obligations for an aggregate amount of $361,221 (March 31, 2022 – $155,804), of which $209,740 (March 31, 2022 - nil) are related to liabilities directly associated with assets held for sale (refer to note 2(d)).

8. Liability related to warrants:

The Corporation has issued common share, pre-funded warrants and warrants as part of its financing arrangements which are exercisable for a variable number of shares. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity.

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Corporation, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrant is exercisable for one common share. Each common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance.

Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrant exceeds the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. The Corporation is in need of financing to be able to continue its activities as described in note 1. The Pre-Funded Warrants were exercised in full on June 24, 2022 for gross proceeds of $65. Total issue costs related to this private placement of $465,211, was recorded under finance costs.

The fair value of the Series C Warrants and Series D Warrants liability was determined using the Black-Scholes model. Warrants are revalued each period-end at fair value through profit and loss in “gain on revaluation of derivatives”.

Changes in the value of the liability related to the warrants for the three-month periods ended June 30, 2022 and 2021 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2021	497,355	$10,462,000
Warrants issued during the period	–	–
Revaluation		(1,829,330)
Movements in exchange rates		156,669
Outstanding as at June 30, 2021	497,355	8,789,339

Outstanding as at March 31, 2022	1,925,929	$5,570,530
Warrants issued during the period	3,891,052	7,126,957
Revaluation		(9,523,700)
Movements in exchange rates		(5,840)
Outstanding as at June 30, 2022	5,816,981	3,167,947

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

The following table provides the relevant information on the outstanding warrants as at June 30, 2022:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

2020 Warrants	October 22, 2020	300,926	300,926	$78.75	October 22, 2025
2021 Warrants	February 19, 2021	196,429	196,429	$78.75	August 19, 2026
Series A Warrants	March 14, 2022	714,287	714,287	$11.20	September 14, 2027
Series B Warrants	March 14, 2022	714,287	714,287	$11.20	March 14, 2028
Series C Warrants	June 23, 2022	1,945,526	1,945,526	$2.32	June 23, 2027
Series D Warrants	June 23, 2022	1,945,526	1,945,526	$2.32	June 24, 2024
		5,816,981	5,816,981	$11.04

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	2020 Warrants		2021 Warrants
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Balance - beginning of period	$309,769	$6,174,000	$306,704	$4,288,000

Change in fair value	(288,585)	(1,100,996)	(284,062)	(728,334)
Translation effect	(1,598)	93,052	(8,985)	63,617

Balance - end of period	$19,586	$5,166,056	$13,657	$3,623,283

	Series A Warrants		Series B Warrants
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Balance - beginning of period	$3,270,816	$—	$1,683,241	$—

Warrants issued during the period	—	—	—	—
Change in fair value	(2,862,450)	—	(1,608,960)	—
Translation effect	(17,994)	—	(7,900)	—

Balance - end of period	$390,372	$—	$66,381	$—

	Series C Warrants		Series D Warrants
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Balance - beginning of period	$—	$—	$—	$—

Warrants issued during the period	4,046,836	—	3,080,121	—
Change in fair value	(2,415,483)	—	(2,064,160)	—
Translation effect	17,379	—	13,258	—

Balance - end of period	$1,648,732	$—	$1,029,219	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

	2020 Warrants		2021 Warrants
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Share price	$1.40	$40.95	$1.40	$40.95
Exercise price	$78.75	$78.75	$78.75	$78.75
Dividend yield	—	—	—	—
Risk-free interest	2.99%	0.73%	3.00%	0.89%
Remaining contractual life (years)	3.32	4.32	4.14	5.14
Expected volatility	92.6%	77.6%	89.2%	73.6%

	Series A Warrants		Series B Warrants
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Share price	$1.40	$—	$1.40	$—
Exercise price	$11.20	$—	$11.20	$—
Dividend yield	—	—	—	—
Risk-free interest	3.01%	—	2.83%	—
Remaining contractual life (years)	5.21	—	1.21	—
Expected volatility	85.4%	—	96.4%	—

	Series C Warrants		Series D Warrants
	June 30, 2022	June 23, 2022 (Grant date)	June 30, 2022	June 23, 2022 (Grant date)

Share price	$1.40	$2.90	$1.40	$2.90
Exercise price	$2.32	$2.32	$2.32	$2.32
Dividend yield	—	—	—	—
Risk-free interest	3.01%	3.38%	2.92%	3.21%
Remaining contractual life (years)	4.98	5.00	1.98	2.00
Expected volatility	86.3%	84.0%	93.5%	88.7%

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

9. Loans and borrowings:

	June 30, 2022	March 31, 2022

Loans and borrowings:
Promissory note of $10,000,000 issued by Sprout, guaranteed by the Corporation and secured through a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10.0% per annum. Interest is accrued and added to the principal amount of the loan. The principal is payable on February 1, 2024.	$11,881,589	$11,648,320

	11,881,589	11,648,320
Less current portion of loans and borrowings	—	—
Loans and borrowings	$11,881,589	$11,648,320

During the three-month periods ended June 30, 2022 and 2021, interest expense of $250,000 and $252,778 respectively were recognized on loans and borrowings. There are no covenants to be met for the loans and borrowings outstanding as at June 30, 2022 and March 31, 2022.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

10. Capital and other components of equity:

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

All issued shares are fully paid.

(b)
Share options exercised:

During the three-month periods ended June 30, 2022 and 2021, Neptune issued no common shares of the Corporation upon exercise of stock options.

(c)
DSUs released:

During the three-month periods ended June 30, 2022 and 2021 , Neptune issued no common shares of the Corporation for the release of DSUs to former and current members of the Board of Directors.

(d)
RSUs released:

During the three-month period ended June 30, 2022, Neptune issued 108,079 common shares of the Corporation for RSUs released to the CEO as part of his employment agreement at a weighted average price of $8.74 per common share. The Corporation did not issue an additional 68,697 RSUs since withholding taxes of $469,139 will be paid pursuant to the issuance of the common shares.

During the three-month period ended June 30, 2021, Neptune issued 41,660 common shares of the Corporation to the CEO as part of his employment agreement at a weighted average price of $155.05 per common share. Withholding taxes of $978,697 were paid by the Corporation pursuant to the issuance of these RSUs resulting in the Corporation not issuing an additional 21,011 RSUs.

(e)
Restricted shares:

During the three-month periods ended June 30, 2022 and 2021, Neptune issued no restricted common shares of the Corporation to employees.

(f)
Warrants:

On June 23, 2022, as part of the June 2022 Direct Offering described under note 8, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.001 and were exercisable commencing on the Closing Date, and were to terminate when such Pre-Funded Warrants would be exercised in full. The Pre-funded warrants were fully exercised on June 24, 2022 for $65.

Changes in the value of equity related to the warrants were as follows:

	June 30, 2022		March 31, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2022 and 2021	$325.34	176,429	$325.34	176,429
Issued	0.0001	645,526	0.0035	185,715
Exercised	0.0001	(645,526)	0.0035	(185,715)
Warrants outstanding at June 30, 2022 and March 31, 2022	$325.34	176,429	$325.34	176,429

Warrants exercisable at June 30, 2022 and March 31, 2022	$325.34	176,429	$325.34	176,429

Warrants of the Corporation classified as equity are composed of the following as at June 30, 2022 and March 31, 2022:

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

			June 30,			March 31,
			2022			2022
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	$1,630,210	57,143	57,143	$1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
	176,429	176,429	$6,079,890	176,429	176,429	$6,079,890
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. No expense was recognized during the three-month period ended June 30, 2022 (2021 - $92,685) under the research and development expenses.
(ii)
During the year ended March 31, 2020, Neptune granted 119,286 warrants (“Warrants AMI”) with an exercise price of $280.00 with 85,715 expiring on October 3, 2024 and 33,572 expiring on February 5, 2025. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. The warrants fully vested in fiscal year ended March 31, 2021 and as such no expense was recognized in relation to those instruments since then.

11. Non-controlling interest:

The summarized financial information of Sprout Foods, Inc. subsidiary is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Corporation’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended
	June 30, 2022	June 30, 2021
Revenue from contracts with customers	$8,157,597	$5,647,427
Cost of sales	(8,312,289)	(5,569,279)
Selling, general and administrative expenses	(3,755,529)	(4,041,149)
Finance income (costs)	(538,967)	71,128
Loss before tax	(4,449,188)	(3,891,873)
Income tax	—	(12,098)
Net loss	(4,449,188)	(3,903,971)
Total comprehensive loss	(4,449,188)	(3,903,971)
Loss attributable to the subsidiary's non-controlling interest	(2,220,145)	(1,948,082)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(2,220,145)	$(1,948,082)

Summarized statement of balance sheets:

	June 30, 2022	March 31, 2022
Current assets	$11,430,620	12,260,375
Non-current assets	38,751,184	39,000,367
Current liabilities	7,963,838	5,991,483
Non-current liabilities	26,760,154	25,362,259
Total equity	15,457,812	19,907,000
Attributable to:
Equity holders of the Corporation	$4,955,880	$7,184,923
Non-controlling interest	10,501,932	12,722,077

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

Summarized statement of cash flow:

	Three-month period ended
	June 30, 2022	June 30, 2021
Cash flow used in operating activities	$(2,082,940)	$(3,749,412)
Cash flow used in investment activities	—	—
Cash flow from financing activities(1)	648,022	3,663,605
Net decrease in cash and cash equivalents	$(1,434,918)	$(85,807)
(1) Cash flow from financing activities is provided through intercompany advances.

12. Share-based payment:

Under the Corporation’s share-based payment arrangements, a total stock-based compensation expense of $2,706,153 was recognized on equity based share based awards and a gain $3,154,328 on liability based awards and were recognized in the consolidated statement of loss and comprehensive loss for the three-month period ended June 30, 2022 (three-month period ended June 30, 2021 - equity expense of $3,080,269 and liability of nil).

As at June 30, 2022, the Corporation had the following share-based payment arrangements:

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

The number and weighted average exercise prices of stock options are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1st, 2022 and 2021		$37.41	306,321	$65.91	121,208
Granted		—	—	—	—
Exercised	11(b)	—	—	—	—
Forfeited/Cancelled		10.60	(14,286)	4.88	(166)
Expired		36.98	(1,094)	—	—
Options outstanding at June 30, 2022 and 2021		$36.98	290,941	$70.38	121,042

Options exercisable at June 30, 2022 and 2021		$56.82	106,476	$72.38	67,612

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

				June 30, 2022

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$17.57 - $55.42	4.48	187,549	28,571	42.35
$55.43 - $92.36	4.93	84,150	61,912	90.42
$92.37 - $106.33	0.45	2,143	2,143	95.97
$106.34 - $233.84	2.36	10,350	7,101	178.11
$233.85 - $274.39	6.25	6,749	6,749	259.65
		290,941	106,476

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumptions. There were no options granted to employees during the three-month period ended June 30, 2022 and 2021.

Stock-based compensation recognized under this plan amounted to $480,411 for the three-month period ended June 30, 2022 (three-month period ended June 30, 2021 - $400,544). Unrecognized compensation cost at June 2022 is $918,873 with a weighted average period remaining of 1.18 years (2021 - $1,357,686 with a weighted average period remaining of 1.47 years)

(ii)
Non-market performance options:

On July 8, 2019, the Corporation granted 3,500,000 non-market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). None of these non-market performance options have vested as at June 30, 2022. These options were not exercisable as at June 30, 2022 and 2021.

No stock-based compensation expense was recognized during the three-month period ended June 30, 2022 (three-month period ended June 30, 2021- $101,319).

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

The number and weighted average exercise prices of market performance options are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2022 and 2021		$155.05	157,142	$155.05	157,142
Options outstanding at June 30, 2022 and 2021		$155.05	157,142	$155.05	157,142

Options exercisable at June 30, 2022 and 2021		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $601,034 and $627,261 respectively for the three-month periods ended June 30, 2022 and 2021. Unrecognized compensation cost at June 30, 2022 is $11,188,736 with a weighted average period remaining of 7.26 years (2021 - $14,110,008 with a weighted average period remaining of 8.26 years).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

(b)
Deferred Share Units and Restricted Share Units:

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

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2022 and 2021		$66.45	6,468	$63.00	3,362
DSUs outstanding at June 30, 2022 and 2021		$66.45	6,468	$63.00	3,362

DSUs exercisable at June 30, 2022 and 2021		$39.93	2,753	$67.82	1,917

Of the 6,468 DSUs outstanding as at June 30, 2022 (2021 – 3,362), 1,944 DSUs vested upon services to be rendered during a period of twelve months from date of grant (2021 – 1,108). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $9,194 and $4,204 respectively for the three-month periods ended June 30, 2022 and 2021.

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Corporation granted RSUs which vest over three years in 36 equal instalments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Corporation, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the three-month period ended June 30, 2022 was $6.83 per unit (2021 - $—)

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2022 and 2021		$59.75	25,038	$92.08	95,845
Granted		6.83	174,579	—	—
Released through the issuance of common shares	10(d)	8.74	(108,079)	155.05	(41,660)
Withheld as payment of withholding taxes	10(d)	5.31	(68,697)	155.05	(21,011)
RSUs outstanding at June 30, 2022 and 2021		$50.57	22,841	$148.49	33,174

Stock-based compensation recognized under this plan amounted to $1,615,514 and $1,946,941 respectively for the three-month periods ended June 30, 2022 and 2021. Unrecognized compensation cost at June 30, 2022 is $142,141 with a weighted average remaining life of 1.55 years (2021 - $1,061,082 unrecognized compensation cost with a weighted average remaining life of 0.8 years).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

In addition to above, on November 14, 2021, the Corporation and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Corporation’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Corporation had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Corporation’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO will be entitled to a grant of vested RSUs with a value of approximately $0.8 million. The balance of the liability accrual to the CEO is $833,786 as at June 30, 2022, in trade and other payables. The revaluation of the liability amounted to a gain of $3,154,328 for the three-month period ended June 30, 2022 and was recorded into SG&A. During the three-months ended June 30, 2022, settlement in RSUs was of $1,187,221. The compensation to be settled in RSUs or if the Corporation is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Corporation’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. As at June 30, 2022, the liability related to this long-term incentive of $12,931 ($88,688 as at March 31, 2022) is presented in Other liability in the consolidated balance sheets. During the three-month period ended June 30, 2022, a recovery of $75,757 (2021 - an expense of $95,845) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss.

13. Loss per share:

Diluted loss per share was the same amount as basic loss per share, as the effect of options, DSUs, RSUs and warrants are anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All outstanding options, DSUs, RSUs and warrants could potentially be dilutive in the future.

14. Fair-value:

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

Financial assets and liabilities measured at fair value on a recurring basis are the investment in Acasti Pharma Inc. (“Acasti”), the call option granted to Neptune by Sprout’s non-controlling interest owners of equity (the “Call Option”), and liability related to warrants.

The following table presents the Corporation’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022:

		June 30, 2022
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	8	$—	$—	$3,167,947	$3,167,947
Total		$—	$—	$3,167,947	$3,167,947

		March 31, 2022
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	8	$—	$—	$5,570,530	$5,570,530
Total		$—	$—	$5,570,530	$5,570,530

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

On February 10, 2021, Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. On June 30, 2022 and March 31, 2022, the Call Option was measured based on level 3 inputs to nil. For the three months ended June 30, 2022, the Company recorded a gain on re-measurement of nil (gain of $104,000 for the three months ended June 30, 2021). The liabilities related to warrants were recorded at their fair value using a Black-Scholes pricing model. Warrants are revalued each period-end at fair value through profit and loss using level 3 inputs (note 8).

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

15. Commitments and contingencies:

(a)
Commitments:
(i)
On November 2, 2017, Neptune entered into an exclusive commercial agreement for a specialty ingredient in combination with cannabinoids coming from cannabis or hemp for a period of 11 years with minimum annual volumes of sales starting in 2019. On January 31, 2020, Neptune entered into other commercial agreements for the same specialty ingredient in combination with fish oil products for a period of 8 years in replacement of a previous terminated agreement. According to these agreements signed with the same third-party’s beneficial owner, Neptune will pay royalties on sales. To maintain the exclusivity, Neptune must reach minimum annual volumes of sales for the duration of the agreements for which minimum volumes are being reached. The corresponding total remaining amount of minimum royalties is $3,767,576.
(ii)
On March 21, 2019, the Corporation received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Corporation in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Corporation is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $477,982 for royalty payments has been recognized as of June 30, 2022 ($362,809 as at March 31, 2022). Refer to note 7.
(iii)
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

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at June 30, 2022 ($600,000 as at March 31, 2022).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

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

Furthermore, the Office of the Attorney General for the District of Columbia (“OAG”) in October 2021 sent a letter to Sprout, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter.

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

16. Operating Segments:

The Corporation measures its performance based on a single segment, which is the consolidated level used in internal management reports that are reviewed by the Corporation’s Chief Operating Decision Maker.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended
	June 30, 2022	June 30, 2021

Canada	$5,056,502	$2,283,224
United States	10,931,537	7,559,218
Other countries	284,189	236,067
	$16,272,228	$10,078,509

Long-lived assets of the Corporation are located in the following geographical location:

	June 30, 2022	March 31, 2022
Canada	$308,743	$20,724,674
United States	1,103,580	723,449
Total property, plant and equipment	$1,412,323	$21,448,123

	June 30, 2022	March 31, 2022
Canada	$2,066,151	$2,353,054
United States	18,947,802	19,301,981
Total intangible assets	$21,013,953	$21,655,035

	June 30, 2022	March 31, 2022
Canada	$2,550,785	$2,625,851
United States	19,542,437	19,542,437
Total goodwill	$22,093,222	$22,168,288

Assets held for sale by the Corporation are located in the following geographical location:

	June 30, 2022	March 31, 2022
Canada	$21,834,039	$—
Total assets held for sale	$21,834,039	$—
b)
Revenues

The Corporation derives revenue from the sales of goods which are recognized at a point in time as follows:

	Three-month periods ended
	June 30, 2022	June 30, 2021

Nutraceutical products	$5,126,114	$3,200,668
Cannabis and hemp products	2,699,970	939,065
Food and beverages products	8,142,014	5,647,427
Innovation products	—	34,480
	$15,968,098	$9,821,640

17. Related parties:

Related party transactions and balances not disclosed elsewhere in these notes of the financial statements are as follows:

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2022 and 2021

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

During the three-month periods ended June 30, 2022 and 2021, the Corporation recorded a negligible amount of royalty expense pursuant to the co-development contract and no royalties were paid to date.

18. Subsequent event:

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Corporation's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Corporation and MSEC, into common shares of the Corporation. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $570,000, in connection with this commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part I, Item 1. The following discussion contains forward-looking statements, which statements are subject to considerable risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part II, Item 1A.

Certain statements contained in this Quarterly Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

All amounts in the tables contained in this MD&A are in millions of dollars, except for basic and diluted income (loss) per share which are shown in dollars.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOING CONCERN

The Company's condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the three-month period ended June 30, 2022, the Company incurred a net loss of $6.5 million and negative cash flows from operations of $7.2 million, and had an accumulated deficit of $327.5 million as at June 30, 2022. For the year ended March 31, 2022, the Corporation incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at June 30, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $6.2 million. The Company currently has no committed sources of financing available.

As of the date of this Quarterly Report, the Company is required to actively manage its liquidity and expenses. The Company currently has minimal available cash balances. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due for certain suppliers. The Company requires immediate funding in order to continue its operations. As of the date of this Quarterly Report, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the upcoming days, it may have to liquidate its assets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

GENERAL

Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us” or “our”) is a modern consumer packaged goods ("CPG") company driven by a singular purpose: to transform the everyday for a healthier tomorrow. Neptune is a diversified and fully integrated health and wellness company with multiple brand units. With a mission to redefine health and wellness, Neptune is focused on building a broad portfolio of high quality, affordable consumer products in response to long-term secular trends and market demand for natural, plant-based, sustainable and purpose-driven lifestyle brands. The Company utilizes a highly flexible, cost efficient manufacturing and supply chain infrastructure that can be scaled up and down or into adjacent product categories to identify new innovation opportunities, quickly adapt to consumer preferences and demand, and bring new products to market through its mass retail partners and e-commerce channels. Leveraging decades of expertise in extraction and product formulation, Neptune is a provider of turnkey product development and supply chain solutions to business customers across several health and wellness verticals, including nutraceuticals and white label consumer packaged goods. Neptune has expanded its operations since June 2020 into several brand units in order to better address its markets. The main brand units are the following: Nutraceuticals, Beauty & Personal Care, and Organic Foods & Beverages. All amounts in this Quarterly Report are in US dollars, unless otherwise noted.

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

On June 9, 2022, we effected a one for thirty five (1-for-35) reverse split of our common shares, which we refer to as the “Share Consolidation,” as approved by our Board of Directors. Trading of our common shares on both the TSX and NASDAQ on a post-consolidated basis commenced as of the open of markets on June 13, 2022. Neptune's common shares will be delisted from the TSX at the close of trading on August 15, 2022.

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

We own a production facility in Sherbrooke, Quebec where we conduct our cannabis operations including laboratory testing. On June 8, 2022, we announced the planned divestiture of our cannabis business which would include the sale of our cannabis brands and the Sherbrooke building in one or more transactions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business including the sale of our cannabis brands and the Sherbrooke building in one or more transactions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We seek to differentiate our products and marketing from our competitors based on product quality, customer service, marketing support, pricing and innovation, and believe that our strategy enables us to effectively compete in the marketplace. For additional information regarding the competitive nature of our businesses, see “Risks Related to Our Business” under the heading “Risk Factors” of this Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cannabis Regulatory Framework

On June 8, 2022, we announced the planned divestiture of our cannabis business including the sale of our brands as well as the Sherbrooke building in one or more transactions.

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

The Cannabis Regulations, among other things, set out regulations relating to the following matters: (1) licenses, permits and authorizations; (2) security clearances and physical security measures; (3) good production practices; (4) cannabis products; (5) packaging and labelling; (6) cannabis for medical purposes; (7) drugs containing cannabis; (8) combination products and devices; (9) importation and exportation for medical or scientific purposes; (10) document retention; and (11) reporting and disclosure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Brand Names and Trademarks

Mood Ring™, PanHash™, Sprout®, NurturMe®, Nosh!®, Neptune Wellness™, MaxSimil®, Forest Remedies®, and Ocean Remedies® are trademarks of the Company. On June 8, 2022 we announced the planned divestiture of our cannabis business including the sale of our Cannabis Brands, Mood Ring and PanHash, as well as the Sherbrooke building in one or more transactions

Patent Applications

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

EMPLOYEES

As of June 30, 2022, we had 155 employees working at our business offices in Laval , at our facility in Sherbrooke or remotely. Our employees possess specialized skills and knowledge in the following fields, which we believe are valuable assets of the Company. As of June 30, 2022, 119 of our employees were in Canada while 36 were in the United States. We also had 10 temporary personnel. Twenty-six of our employees were represented by a union. We consider our relations with our employees to be good and our operations have never been interrupted as the result of a labor dispute.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into two agreements for the purchase and sale of shares of our common stock and pre-funded warrants in June 2022 and March 2022. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern. Unless otherwise specified, all dollar amounts are in US dollars ("USD").

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

Closing of a $5,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules

On June 23, 2022, Neptune announced that it had closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (or common share equivalents) of the Company, and accompanying two series of warrants to purchase up to an aggregate of 3,891,052 common shares per series of warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance, for aggregate gross proceeds of $5 million before deducting fees and other offering expenses. The pre-funded warrants issued in the offering were fully exercised on June 24, 2022 for $65.

Expansion of the Existing Secured Promissory Notes

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Corporation's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes to expand from $22.5 million to a maximum of $37.5 million, allowing for up to $13 million of future lending. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million under the expanded Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The funds from the expanded facility are intended to be used for the general working capital needs of Sprout and the repayment of certain existing Sprout debt payable to Neptune. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $0.6 million in connection with this expansion.

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

Strategic Partnerships

In February 2022, we brought Walmart a first-of-its-kind collaboration between Sprout Organics and popular kids' entertainment platform CoComelon. This co-branded product line is now available on Walmart.com and in 900 Walmart stores expected in September 2022, and has been very well-received. With this launch, Sprout Organics now sells into the top organic baby food retailers in the U.S., accounting for approximately 90 percent of the overall market.

Investing in Our Prospects

On November 15, 2021 we initiated a strategic review and made some big changes to get on track to becoming a profitable diversified CPG company. These actions have taken effect, and we are starting to see the results. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margins since transitioning to a CPG-focused model. We also delivered four consecutive quarter of sequential revenue growth before a decrease in the fourth quarter of the year ended March 31, 2022. We expect these positive trends to continue in fiscal year 2023, however there can be no assurances that revenue growth will continue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

While the global market can be unstable during turbulent times, we are taking steps to ensure we remain well-positioned to execute against our stated plan: controlling our costs while pursuing high-growth opportunities. To that effect, Neptune announced on June 8, 2022 the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan focuses on two primary actions: (1) planned divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the planned divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability.

The intended divestiture of the cannabis business would include the sale of the Mood Ring™ and PanHash™ brands, along with the Company's Sherbrooke, Quebec facility, in one or more transactions. The value of the facility was recently appraised at $21 million CAD ($16.3 million USD) by a third-party appraisal company. Neptune has retained Stifel GMP to support the divestiture efforts, with a focus on maximizing the value to Neptune shareholders. In order to accelerate its cost savings, the Company will focus on winding up its cannabis operations pending a transaction. This planned action is intended to provide significant cost savings and help maximize operational efficiencies, resulting in a 50% reduction in workforce, over 30% reduction of total payroll costs and an estimated annual cost savings of $5.8 million CAD ($4.5 million USD). In addition, the Company expects to see additional cost savings from corresponding reductions in corporate overhead costs and professional fees.

Finally, the exit of the Canadian cannabis business may impact the amount and structure of financing the company is currently seeking. If and when we complete a transaction to exit cannabis business, it is expected to reduce the amount of financing the Company seeks, given a lower anticipated expense structure, along with anticipated cash inflows from the planned divestiture. Additionally, the divestiture is expected to facilitate working with a broader set of financing sources – including traditional banks and financial institutions that have policies restricting dealing with businesses exposed to regulated cannabis operation. There is no assurance that planned divestiture will occur on a timely basis, or at all, or that proceeds will be in line with appraisals and company expectations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and the Company will focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, all assets and liabilities related to the Canadian cannabis business are now respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Further information on those assets and liabilities can be found in note 2(d) of the condensed consolidated interim financial statements for the three-month period ended June 30, 2022.

Launch of a New CPG Focused Strategic Plan

On June 8, 2022, Neptune announced the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan builds on the Company's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) planned divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the planned divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability. The strategic plan is expected to lower costs and reduce global headcount by approximately 50%.

Neptune Announces New Line of CoComelon® Co-Branded Products

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

Changes to Management

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

On June 14, 2022, Neptune announced the appointment of Raymond Silcock as Chief Financial Officer, effective July 25, 2022. Mr. Silcock, who is based out of Neptune's Jupiter, Florida office, previously served as Executive Vice President and Chief Financial Officer at Perrigo Plc, as well as CFO at Diamond Foods, The Great Atlantic and Pacific Tea Company, US Tobacco Inc., and Cott Corporation. In addition, he has previously served as Chair of both Audit and Strategy Committees on several Boards including Pinnacle Foods Inc, American Italian Pasta Company, Prestige Brands and Bacardi Limited. Mr. Silcock replaces Randy Weaver who was Interim CFO up to July 22, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions)

The following table sets out selected consolidated financial information.

	Three-month periods ended
	June 30, 2022	June 30, 2021
	$	$
Total revenues	16.272	10.079
Adjusted EBITDA[1]	(9.779)	(12.916)
Net loss	(6.504)	(18.856)
Net loss attributable to equity holders of the Corporation	(4.284)	(16.908)
Net loss attributable to non-controlling interest	(2.220)	(1.948)
Basic and diluted loss per share	(1.09)	(3.97)
Basic and diluted loss per share attributable to equity holders of the Corporation	(0.72)	(3.56)
Basic and diluted loss per share attributable to non-controlling interest	(0.37)	(0.41)

	As at June 30, 2022	As at March 31, 2022	As at March 31, 2021
	$	$	$
Total assets	97.756	104.955	186.948
Working capital[2]	20.981	7.071	54.718
Non-current financial liabilities	13.768	13.800	14.593
Equity attributable to equity holders of the Corporation	43.277	48.116	115.368
Equity attributable to non-controlling interest	10.502	12.722	22.178

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at June 30, 2022, March 31, 2022 and March 31, 2021 were $51.190, $37.388 and $89.528 respectively, and current liabilities as at June 30, 2022, March 31, 2022 and March 31, 2021 were $30.209, $30.317 and $34.809 respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADJUSTED EBITDA

Although the concept of Adjusted EBITDA is not a financial or accounting measure defined under US GAAP and it may not be comparable to other issuers, it is widely used by companies. Neptune obtains its Adjusted EBITDA measurement by removing from net loss, net finance costs (income) and depreciation and amortization, and income tax expense (recovery). Other items such as equity classified stock-based compensation, non-employee compensation related to warrants, litigation provisions, business acquisition and integration costs, signing bonuses, severances and related costs, impairment losses on non-financial assets, write-downs of non-financial assets, revaluations of derivatives, system migration, conversion and implementation, CEO directors and officers insurance, costs related to conversion from IFRS to US GAAP and other changes in fair values are also added back. The exclusion of net finance costs (income) eliminates the impact on earnings derived from non-operational activities. The exclusion of depreciation and amortization, stock-based compensation, non-employee compensation related to warrants, litigation provisions, impairment losses, write-downs revaluations of derivatives and other changes in fair values eliminates the non-cash impact, and the exclusion of acquisition costs, integration costs, signing bonuses, severance and related costs, costs related to cybersecurity and costs related to conversion from IFRS to US GAAP present the results of the on-going business. From time to time, the Company may exclude additional items if it believes doing so would result in a more effective analysis of underlying operating performance. In Q4 2022, the Company added the costs related to the conversion from IFRS to US GAAP as an adjustment to the definition of Adjusted EBITDA. Adjusting for these items does not imply they are non-recurring. For purposes of this analysis, the Net finance costs (income) caption in the reconciliation below includes the impact of the revaluation of foreign exchange rates.

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended
	June 30, 2022	June 30, 2021

Net loss for the period	$(6.504)	$(18.856)
Add (deduct):
Depreciation and amortization	1.039	1.344
Revaluation of derivatives	(9.524)	(1.933)
Net finance costs	1.635	1.638
Equity classified stock-based compensation	2.706	3.080
Non-employee compensation related to warrants	—	0.093
Litigation provisions	(0.263)	0.116
Business acquisition and integration costs	—	1.048
CEO D&O insurance	(3.154)	—
Signing bonuses, severances and related costs	0.390	—
Write-down of inventories and deposits	3.080	—
Impairment loss on long-lived assets	0.816	0.530
Change in revaluation of marketable securities	—	0.012
Income tax expense (recovery)	—	0.012
Adjusted EBITDA[1]	$(9.779)	$(12.916)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING SEGMENTS

The Company’s management structure and performance is measured based on a single segment, which is the consolidated level, as this is the level of information used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended
	June 30, 2022	June 30, 2021
	Total Revenues	Total Revenues

Canada	$5.056	$2.283
United States	10.932	7.560
Other countries	0.284	0.236
	$16.272	$10.079

The Company’s property plant and equipment, intangible assets and goodwill are attributed to geographical locations based on the location of the assets.

				As at
				June 30, 2022
	Property, plant and equipment	Goodwill	Intangible assets	Assets held for sale
Canada	$0.309	$2.551	$2.066	$21.834
United States	1.103	19.542	18.948	—
Total	$1.412	$22.093	$21.014	$21.834

				As at
				March 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets	Assets held for sale
Canada	$20.725	$2.626	$2.353	$—
United States	0.723	19.542	19.302	—
Total	$21.448	$22.168	$21.655	$—

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

Consolidated revenue summary, in millions of dollars:

	June 30,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	16.3	10.1	6.2	61%

Total consolidated revenues for the three-month period ended June 30, 2022 amounted to $16.3 million representing an increase of $6.2 million or 61% compared to $10.1 million for the three-month period ended June 30, 2021.

When compared to the previous quarter, the consolidated revenues increased by $4.7 million or 41%, which was mainly attributable to timing of shipping of nutraceuticals products (increase of $2.5 million) as well as increase in food and beverages products sales ($1.9 million) partially derived from the CoComelon partnership as well as organic growth.

Food and beverages revenues represented a $2.5 million increase in comparison to the three-month period ended June 30, 2021, resulting from organic sales growth as well as derived from the CoComelon partnership. Nutraceutical products sales increased by $1.9 million due to timing of shipping as well as sales growth. Revenues for the cannabis market increased by $1.7 million as Neptune had expanded its product portfolio in its existing markets with new cannabis products in comparison to last year. On June 8, 2022, the Company announced the planned divestiture of the Canadian cannabis business and the Company will focus on winding up its cannabis operations pending one or more sales transactions. Revenues from cannabis products will decrease in the future.

Geographic Revenues

From a geographic point of view, revenues for the current quarter increased by $2.8 million or 121% in Canada, increased by $3.4 million or 45% in the United States and increased by $0.048 million or 20% for other countries (all royalty revenues) compared to the quarter ended June 30, 2021.

The increase of revenue in Canada for the quarter variance is mainly due to the cannabis product sales. However, the Company announced its planned divestiture of Cannabis business in June 2022. The increase of revenue in the United States for the quarter variance is derived from timing of shipments and sales growth of nutraceutical products as well as food and beverages products.

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

Consolidated gross profit (loss) summary, in millions of dollars

	June 30,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	(2.9)	(2.3)	(0.6)	-25%

The consolidated gross profit (loss) for the three-month period ended June 30, 2022 amounted to $(2.9) million compared to $(2.3) million for the three-month period ended June 30, 2021, a deterioration of $0.6 million or 25%.

The gross loss net increase was mainly attributable to two factors. Stronger product mixes from cannabis, nutraceuticals, and food and beverages products as well as continued cost controls measures improved gross margin for the quarter, which was offset by write-downs of inventories for cannabis products of $3.1 million, resulting in the net gross loss of $(2.9) million. The write-down of inventories during the quarter ended June 30, 2022 is related to assets held for sale inventories from the cannabis disposal group that are not expected to be realized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin Percentage

For the three-month periods ended June 30, 2022 and 2021, the consolidated gross margin went from (23.0)% in 2021 to (17.8)% in 2022, an increase of 5.3%.

All changes in gross margins result from the changes in revenues and gross profit (loss), and are described above.

Research and Development (“R&D”) Expenses

three-month period ended June 30, 2022 compared to June 30, 2021

For the quarter ended June 30, 2022, the consolidated R&D expenses net of tax credits and grants amounted to $0.2 million, compared to $0.3 million for the quarter ended June 30, 2021, a decrease of $0.045 million or 17% mainly due to the vesting in prior fiscal year of the warrants issued to non-employees.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses net of subsidies for the quarter ended June 30, 2022 amounted to $10.6 million compared to $16.0 million for the same period the prior year, a decrease of $5.5 million or 34%. The decrease is mainly explained by decreases in legal fees by approximately $1.5 million as well as decreases in integration costs of $1.0 million related to the acquisition of Sprout that occurred in the last quarter of fiscal 2021. Further decreases in SG&A expenses are due to the benefits of the strategic review and continued cost controls.

Finance costs

Net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $10.0 million for the quarter ended June 30, 2022, compared to a gain of $0.3 million for the three-month period ended June 30, 2021, a change of $9.7 million for the quarter ended June 30, 2022. The variation for this period is mainly attributable to the revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

For the three-month periods ended June 30, 2022 and 2021, income tax expense (recovery) were nil. As the other entities are in carry forward loss positions, there is no impact to income taxes for the three-month period ended June 30, 2022.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss decreased by $3.1 million or 24% for the quarter ended June 30, 2022 to an Adjusted EBITDA loss of $9.8 million compared to $12.9 million for the quarter ended June 30, 2021. The decrease in Adjusted EBITDA loss for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was driven by the quarter's improved performance over the comparative quarter as explained in the net loss section.

Net loss

For the quarter ended June 30, 2022, the net loss amounted to $6.5 million compared to $18.9 million for the quarter ended June 30, 2021, a decrease of $12.4 million or 66%. Foreign exchange and derivatives revaluations contributed significantly to the improvement of the net loss. The Company's continuous execution of its strategic review plan by refocusing on its core businesses is additionally responsible for the lower loss.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three-month periods ended June 30, 2022 and 2021, in millions of dollars, was as follows:

	Three-month periods ended
	June 30,	June 30,
	2022	2021

Sources:
Proceeds from the issuance of shares through a Direct Offering	$5.000	$—
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.169	0.133
	5.169	0.133

Uses:
Acquisition of property, plant and equipment	—	0.470
Acquisition of intangible assets	—	0.074
Costs of issuance of shares	0.465	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	—	0.979
Cash flows used in operating activities	7.198	19.270
	7.663	20.793

Net cash (outflows)	$(2.494)	$(20.660)

Sources and Uses of Funds

For the three-month period ended June 30, 2022, gross proceeds from a direct offering totaling $5.0 million were raised, and the proceeds were used for operating activities, primarily inventory procurement, salaries and professional fees, resulting in net cash outflows of $2.5 million.

For the three-month period ended June 30, 2021, there were no significant sources of funds. In the same period, uses of funds were used for operating activities, primarily inventory procurement, payments for legacy Health and Wellness COVID-19 related products, salaries and professional fees, as well as acquisition and integration costs, resulting in net cash outflows of $20.7 million.

Direct Offering

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 1,300,000 common shares of the Corporation, 645,526 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 2,591,052 common shares warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering are $5 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The pre-funded warrants were fully exercised on June 24, 2022 for $65.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES

Liquidity position

As at June 30, 2022, the Company’s liquidity position, consisting of cash and cash equivalents, was $6.2 million. The Company also has a short-term investment of $0.02 million.

Liquidity and Capital Resources

Cash flows and financial condition between the three-month periods ended June 30, 2022 and 2021

Summary

As at June 30, 2022, cash and cash equivalent totaled $6.2 million, a decrease of $2.5 million or 29% compared to cash and cash equivalents totaling $8.7 million as at June 30, 2021.

Operating activities

During the three-month period ended June 30, 2022 our operating activities used cash of $7.2 million compared to $19.3 million in the three-month period ended June 30, 2021. The main sources of decrease in cash flows used in operating activities of $13.1 million are derived from payments related to legacy Health and Wellness COVID-19 related products as well as acquisition and integration costs during the first quarter of fiscal 2022.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the quarter ended June 30, 2022, $0.0 million was used for investing activities. In the same period the prior year, $0.5 million was used for investing activities.

Financing activities

The Company has been successful in obtaining financing from public issuances, private placements, and related parties. The Company also previously had a term facility for one of its subsidiaries, which was repaid in its entirety during the last quarter of fiscal year 2021 and since then, it has not incurred financing until the Registered Direct Offerings closed on March 14, 2022 ($8.0 million) and June 23, 2022 ($5.0 million). The Company has limited debt, all of which is subordinated.

On January 28, 2022, a shelf registration statement on Form F-3 (the "Form F-3") was filed with the SEC, allowing the Company to issue up to $50 million in publicly traded securities within a three-year timeframe. In connection with the Company's loss of foreign private issuer status, the Company has withdrawn the Form F-3. The Company has preferred shares authorized (none issued) as well unlimited class A shares. As part of financing options, we may choose to issue such classes of shares subject to securities laws restrictions.

The Company's current cash position will be sufficient to support its financial needs for two to three months. Should the Company's various financing initiatives such as potential public issuances, private placements, related parties financings, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. These represent short-term and long-term financing options to management. Management believes that, absent any unexpected economic circumstances or other unknown factors, Neptune will be able to obtain sufficient financial resources to fund its current operations to make the investments needed to execute on the Company's strategic plans. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial commitments and debt of the Company are limited. Furthermore, certain liabilities, such as the warrant liabilities, are dependent on Neptune’s share price and would only become payable if they are in the money. The warrants, if exercised, settle in common shares of the Company and therefore do impact on the Company’s cash. Indeed, warrant holders are required to pay the cash strike price to exercise the warrant and thus the exercise of warrants would result in a cash infusion to the Company.

Loans and borrowings

On February 10, 2021, as part of the Sprout acquisition, Sprout issued a promissory note of $10.0 million guaranteed by the Company and secured by a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10.0% per annum. Interest is accrued and added to the principal amount of the loan. The principal is payable on February 1, 2024.

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Corporation's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Corporation and MSEC, into common shares of the Corporation. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $500,000, in connection with this commitment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity

Equity consists of the following items:

	June 30,	March 31,
	2022	2022

Share capital	$318.922	$317.051
Warrants	6.080	6.080
Additional paid-in capital	56.347	55.981
Accumulated other comprehensive loss	(10.606)	(7.814)
Deficit	(327.466)	(323.182)
Total equity attributable to equity holders of the Corporation	$43.277	$48.116
Total equity attributable to non-controlling interest	10.502	12.722
Total equity	$53.779	$60.838

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at June 30, 2022:

						June 30, 2022
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and long-term payables	$21.296	$21.296	$21.296	$—	$—	$—
Lease liabilities[1]	2.501	2.900	0.673	1.130	0.273	0.824
Loans and borrowings[2]	11.882	10.496	—	10.496	—	—
Other liability[3]	0.013	15.000	—	—	—	15.000
	$35.692	$49.692	$21.969	$11.626	$0.273	$15.824

(1) Includes interest payments to be made on lease liabilities corresponding to discounted effect.

(2) Includes interest payments to be made on loans and borrowings.

(3) According to the employment agreement with the CEO, a long-term incentive is payable if the Company reaches a level of market capitalization.

Liabilities related to warrants are excluded from the table above, as they are to settle in shares.

Under the terms of its financing agreements, the Company is not required to meet financial covenants.

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO will be entitled to a grant of vested RSUs with a value of approximately $0.8 million. The balance of the liability accrual to the CEO is $833,786 as at June 30, 2022, in trade and other payables. The revaluation of the liability amounted to a gain of $3,154,328 for the three-month period ended June 30, 2022 and was recorded into SG&A. During the three-months ended June 30, 2022, settlement in RSUs was of $1,187,221. The compensation to be settled in RSUs or if the Corporation is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

The Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period to the former CEO. A provision of $0.5 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 7, commitments disclosed in note 15(a) and legal proceedings in note 15(b) of the condensed consolidated interim financial statements for the three-month periods ended June 30, 2022 and 2021.

The Company has no significant off-balance sheet arrangements as at June 30, 2022, other than those mentioned above and the commitments disclosed in note 15 of the condensed consolidated interim financial statements for the three-month periods ended June 30, 2022 and 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three-month periods ended June 30, 2022 and 2021, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2022 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2022 and 2021.

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

In the quarter ended June 30, 2022 and 2021, inventories have been reduced by $3.1 million and $0 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory in the quarter ended June 30, 2022 was related to cannabis products. The write-down of inventories during the quarter ended June 30, 2022 is related to assets held for sale inventories that are not expected to be realized.

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

The expected credit loss for the quarter ended June 30, 2022 and 2021 $0.02 million and $0.04 million respectively. Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.

There were no impairment triggers identified in quarter ended June 30, 2022 and no impairment losses on goodwill, intangibles, and property, plant and equipment recorded, except as noted in following paragraph.

•
Estimating the fair value less costs to sell of our assets held for sale.

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and the Corporation will focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Corporation had Canadian disposal group assets that met the criteria to be classified as held for sale. As at June 30, 2022, all assets and liabilities related to the Canadian cannabis business are now respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Comparative balance sheet amounts have not been reclassified. The disposal group has been measured at fair value less cost to sell using market prices for comparative assets (level 3) and an estimate of disposal costs which resulted in an impairment loss of $815,661 for the three-month period ended June 30, 2022.

•
Estimating the revenue from contracts with customers subject to variable consideration. Refer to note 2(c) of the consolidated financial statements for more details).

The Corporation’s revenue-generating activities from the sale of products in the course of ordinary activities are recognized at a point in time when control of the products is transferred to the customer and the Corporation’s obligations have been fulfilled. The Corporation transfers control generally on shipment of the goods or in some cases, upon reception by the customer. Revenue is measured as the amount of consideration the Corporation expects to receive in exchange for the Corporation’s product as specified in the customer contract. Certain of the Corporation’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances, the Corporation may also provide a retroactive price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Corporation make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Corporation estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand.

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

•
Estimating the fair value of bonus-based on market conditions (note 10 of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Corporation’s US market capitalization is at least $1 billion. The Corporation uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 2.98% and a volatility of 70.32% for the quarter ended June 30, 2022 (respectively 1.45% and 65.48% for the quarter ended June 30, 2021). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

•
Judgment related to the recognition period to be used in recording stock-based compensation that is based on market and non-market conditions (notes 10 and 12 of the condensed consolidated interim financial statements)

On July 8, 2019, the Corporation granted 157,143 market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. The options were vest after the attainment of market performance conditions within the following ten years. The market condition was factored into the fair value. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

On July 8, 2019, the Corporation granted 100,000 non-market performance options under the Corporation stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date) These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan None of these non-market performance options have vested as at June 30, 2022. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at June 30, 2022 and March 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Corporation, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance.

Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrant exceeds the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss of $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. Total issue costs related to this private placement of $465,211, was recorded under finance costs.

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three-month periods ended June 30, 2022 and 2021 are the same other than as disclosed, if any, in note 3 to the condensed consolidated interim financial statements.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	7,989,800
Share options	510,526
Deferred share units	4,308
Restricted share units	18,375
Warrants	5,993,414
Total number of securities	14,516,423

The Company’s common shares are being traded on on NASDAQ Capital Market under the symbol ‟NEPT”. Effective August 15, 2022, the Company's common shares no longer trade on the TSX. Each option, restricted share, restricted share unit, deferred share unit and warrant is exercisable into one common share to be issued from the treasury of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of June 30, 2022 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to a material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses in our internal control over financial reporting. This conclusion remains accurate at June 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2021. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2022. This conclusion remains accurate at June 30, 2022.

Changes in ICFR

We have been and are actively engaged in the implementation of remediation efforts discussed below to address the material weaknesses in our internal control over financial reporting identified as of March 31, 2021. Under the direction of our CEO and CFO, we developed a comprehensive plan to remediate those material weaknesses. We are in the process of implementing this plan. The Company has no change in its ICFR that has materially affected or is reasonably likely to materially affect the Company's ICFR for the three-month period ended June 30, 2022. Our CEO and CFO have taken additional steps to assure that the financial statements as of and for the three-month period ended June 30, 2022 are presented fairly in accordance with US GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is engaged from time-to-time in various legal proceedings and claims. The outcome of such proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Regardless of the outcome, resolving legal proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Refer to Note 15, “Commitments and Contingencies,” of our condensed consolidated interim financial statements in Part I, Item 1 within this Quarterly Report, for further information on our legal proceedings.

Item 1A. Risk Factors.

An investment in our common shares, or in securities convertible into or exchangeable for our common shares, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

During the three-month period ended June 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2022, we issued 7,104 common shares to Stifel Nicolaus Canada Inc. ("Stifel") in connection with the engagement of Stifel as our financial advisor in connection with the proposed divestiture of our cannabis business and assets. The issuance was made in reliance on an exemption from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Refer to Part I, “Consolidated Financial Statements,” on page F-1 within this Quarterly Report for our Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Stock Purchase Agreement, dated as of February 10, 2021, by and among Sprout Foods, Inc., Neptune Growth Ventures, Inc. and NH Expansion Credit Fund Holdings LP
10.2*	First Amendment to Stock Purchase Agreement, dated as of July 13, 2022, by and among Sprout Foods, Inc., Neptune Growth Ventures, Inc. and NH Expansion Credit Fund Holdings LP.
31.1*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates a management contract or compensatory plan or arrangement.
†	Certain identified information has been excluded from the exhibit pursuant to Item 601(a) (6) and/or Item 601(b) (10) (iv) of Regulation S-K
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: August 15, 2022	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)