Form 10-Q
period 2022-09-30
Neptune Wellness Solutions Inc.
filed 2022-12-20
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33526

NEPTUNE WELLNESS SOLUTIONS INC.

(Exact name of Registrant as specified in its Charter)

Québec	Not Applicable
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification No.)
545 Promenade du Centropolis, Suite 100 Laval, Québec Canada	H7T 0A3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (450) 687-2262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NEPT	Nasdaq Capital Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on December 16, 2022, was $4,103,908.

The number of shares of Registrant’s Common Stock outstanding as of December 16, 2022 was 11,725,451.

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
•
our ability to manage our supply chain effectively;
•
our ability to succeed at implementing cost cutting initiatives;
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

neptune WELLNESS SOLUTIONS inc.

For the three and six-month periods ended September 30, 2022 and 2021 neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three and six-month periods ended September 30, 2022 and 2021

Financial Statements

Condensed Consolidated Interim Balance Sheets	6
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	7
Condensed Consolidated Interim Statements of Changes in Equity	8
Condensed Consolidated Interim Statements of Cash Flows	12
Notes to Condensed Consolidated Interim Financial Statements	14

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Balance Sheets

(Unaudited) (in U.S. dollars)

		As at	As at
	Notes	September 30, 2022	March 31, 2022
Assets

Current assets:
Cash and cash equivalents		$1,394,603	$8,726,341
Short-term investment		17,489	19,255
Trade and other receivables		4,946,406	7,599,584
Prepaid expenses		2,876,115	3,983,427
Inventories	4	15,808,436	17,059,406
Assets held for sale	2(d)	3,203,557	—
Total current assets		28,246,606	37,388,013

Property, plant and equipment	5	2,145,027	21,448,123
Operating lease right-of-use assets		2,474,370	2,295,263
Intangible assets	6	17,792,596	21,655,035
Goodwill	6	14,354,340	22,168,288
Total assets		$65,012,939	$104,954,722

Liabilities and Equity

Current liabilities:
Trade and other payables		$22,960,348	$22,700,849
Current portion of operating lease liabilities		585,536	641,698
Deferred revenues		130,464	285,004
Provisions	7	5,860,704	1,118,613
Liability related to warrants	8	2,820,025	5,570,530
Total current liabilities		32,357,077	30,316,694

Operating lease liabilities		2,343,311	2,063,421
Loans and borrowings	9	14,692,156	11,648,320
Other liability	12(c)	24,000	88,688
Total liabilities		49,416,544	44,117,123

Shareholders' Equity:
Share capital - without par value (8,516,894 shares issued and outstanding as of September 30, 2022; 5,560,829 shares issued and outstanding as of March 31, 2022)	10(a)	321,769,905	317,051,125
Warrants	10(f)	6,079,890	6,079,890
Additional paid-in capital		56,306,211	55,980,367
Accumulated other comprehensive loss		(14,307,804)	(7,814,163)
Deficit		(358,363,505)	(323,181,697)
Total equity attributable to equity holders of the Company		11,484,697	48,115,522

Non-controlling interest	11	4,111,698	12,722,077
Total shareholders' equity		15,596,395	60,837,599

Commitments and contingencies	15
Subsequent events	2(d), 7, 18
Total liabilities and shareholders' equity		$65,012,939	$104,954,722

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

		Three-month periods ended		Six-month periods ended
	Notes	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue from sales net of excise taxes of $1,600 and $643,476 (2021 - $240,080 and $380,699 )		$11,755,056	$12,309,755	$27,723,154	$22,131,395
Royalty revenues		218,731	188,593	502,920	424,660
Other revenues		13,055	20,283	32,996	41,085
Total revenues	16	11,986,842	12,518,631	28,259,070	22,597,140

Cost of sales other than impairment loss on inventories, net of subsidies of nil and nil (2021 - $269,210 and $931,705 )		(10,878,974)	(10,681,881)	(26,965,552)	(23,082,924)
Impairment loss on inventories	4	—	(3,009,098)	(3,079,997)	(3,009,098)
Total Cost of sales		(10,878,974)	(13,690,979)	(30,045,549)	(26,092,022)
Gross profit (loss)		1,107,868	(1,172,348)	(1,786,479)	(3,494,882)

Research and development expenses		(207,598)	(91,110)	(422,285)	(350,776)
Selling, general and administrative expenses, net of subsidies of nil and nil (2021 - $36,306 and $100,605 )	12(c)	(15,907,638)	(15,447,682)	(26,461,372)	(31,462,316)
Impairment loss related to property, plant and equipment	5	—	(1,884,970)	—	(2,414,702)
Impairment loss on assets held for sale	2(d)	(14,530,458)	—	(15,346,119)	—
Impairment loss related to goodwill	6	(7,570,471)	—	(7,570,471)	—
Impairment loss related to tradenames	6	(2,593,529)	—	(2,593,529)	—
Net gain on sale of property, plant and equipment		—	—	85,002	—
Loss from operating activities		(39,701,826)	(18,596,110)	(54,095,253)	(37,722,676)

Finance income		16	4	1,440	7,343
Finance costs		(379,007)	(458,786)	(1,295,529)	(816,902)
Loss on issuance of derivatives	8	—	—	(2,126,955)	—
Foreign exchange gains		4,613,545	1,501,869	6,020,830	214,482
Change in revaluation of marketable securities		—	(77,712)	—	(89,924)
Gain (loss) on revaluation of derivatives	8, 14	(1,807,890)	5,528,509	7,715,810	7,461,839
		2,426,664	6,493,884	10,315,596	6,776,838
Loss before income taxes		(37,275,162)	(12,102,226)	(43,779,657)	(30,945,838)

Income tax (recovery) expense		(12,530)	154	(12,530)	(11,944)
Net loss		(37,287,692)	(12,102,072)	(43,792,187)	(30,957,782)

Other comprehensive loss
Net change in unrealized foreign currency losses on translation of net investments in foreign operations (tax effect of nil for all periods)		(3,702,162)	(2,693,068)	(6,493,641)	(716,506)
Total other comprehensive loss		(3,702,162)	(2,693,068)	(6,493,641)	(716,506)

Total comprehensive loss		$(40,989,854)	$(14,795,140)	$(50,285,828)	$(31,674,288)

Net loss attributable to:
Equity holders of the Company		$(30,897,458)	$(11,112,863)	$(35,181,808)	$(28,020,491)
Non-controlling interest	11	(6,390,234)	(989,209)	(8,610,379)	(2,937,291)
Net loss		$(37,287,692)	$(12,102,072)	$(43,792,187)	$(30,957,782)

Total comprehensive loss attributable to:
Equity holders of the Company		$(34,599,620)	$(13,805,931)	$(41,675,449)	$(28,736,997)
Non-controlling interest		(6,390,234)	(989,209)	(8,610,379)	(2,937,291)
Total comprehensive loss		$(40,989,854)	$(14,795,140)	$(50,285,828)	$(31,674,288)

Basic and diluted loss per share attributable to:
Equity holders of the Company		$(3.94)	$(2.33)	$(5.03)	$(5.89)
Non-controlling interest		$(0.81)	$(0.21)	$(1.23)	$(0.62)
Total loss per share	13	$(4.75)	$(2.54)	$(6.26)	$(6.51)

Basic and diluted weighted average number of common shares		7,842,731	4,776,381	6,996,916	4,760,620

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		5,560,829	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(35,181,808)	(35,181,808)	(8,610,379)	(43,792,187)
Other comprehensive loss for the period		—	—	—	—	(6,493,641)	—	(6,493,641)	—	(6,493,641)
Total comprehensive loss for the period		—	—	—	—	(6,493,641)	(35,181,808)	(41,675,449)	(8,610,379)	(50,285,828)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	1,826,983	—	—	1,826,983	—	1,826,983
Common shares issued in connection with debt financing	9, 10(g)	409,435	645,921	—	—	—	—	645,921	—	645,921
Warrants exercised	8	384,446	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	216,658	2,303,859	—	(1,501,139)	—	—	802,720	—	802,720
Direct Offering, net of issuance costs	8	1,945,526	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		2,956,065	4,718,780	–	325,844	—	—	5,044,624	—	5,044,624

Balance as at September 30, 2022		8,516,894	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at June 30, 2022		7,614,434	$318,921,917	$6,079,890	$56,346,589	$(10,605,642)	$(327,466,047)	$43,276,707	$10,501,932	$53,778,639

Net loss for the period		—	—	—	—	—	(30,897,458)	(30,897,458)	(6,390,234)	(37,287,692)
Other comprehensive loss for the period		—	—	—	—	(3,702,162)	—	(3,702,162)	—	(3,702,162)
Total comprehensive loss for the period		—	—	—	—	(3,702,162)	(30,897,458)	(34,599,620)	(6,390,234)	(40,989,854)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	639,883	—	—	639,883	—	639,883
Common shares issued in connection with debt financing	9, 10(g)	409,435	645,921	—	—	—	—	645,921	—	645,921
Warrants exercised	8	384,446	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	108,579	433,067	—	(680,261)	—	—	(247,194)	—	(247,194)
Total contributions by and distribution to equity holders		902,460	2,847,988	–	(40,378)	—	—	2,807,610	—	2,807,610

Balance as at September 30, 2022		8,516,894	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				income (loss)
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

Net loss for the period		—	—	—	—	—	(28,020,491)	(28,020,491)	(2,937,291)	(30,957,782)
Other comprehensive loss for the period		—	—	—	—	(716,506)	—	(716,506)	—	(716,506)
Total comprehensive loss for the period		—	—	—	—	(716,506)	(28,020,491)	(28,736,997)	(2,937,291)	(31,674,288)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	5,237,918	—	—	5,237,918	—	5,237,918
Warrants in exchange of services rendered by non-employees	10(f)(i)	—	—	153,650	—	—	—	153,650	—	153,650
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	47,051	5,568,679	—	(6,546,796)	—	—	(978,117)	—	(978,117)
Total contributions by and distribution to equity holders		47,051	5,568,679	153,650	(1,308,878)	—	—	4,413,451	—	4,413,451

Balance as at September 30, 2021		4,779,141	$312,187,161	$6,054,623	$58,316,478	$(9,283,612)	$(276,230,443)	$91,044,207	$19,240,265	$110,284,472
See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

		Attributable to equity holders of the Company
						Accumulated
						other comprehensive
		Share Capital				income
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at June 30, 2021		4,773,750	$310,780,282	$5,993,658	$57,565,128	$(6,590,544)	$(265,117,580)	$102,630,944	$20,229,474	$122,860,418

Net loss for the period		—	—	—	—	—	(11,112,863)	(11,112,863)	(989,209)	(12,102,072)
Other comprehensive loss for the period		—	—	—	—	(2,693,068)	—	(2,693,068)	—	(2,693,068)
Total comprehensive loss for the period		—	—	—	—	(2,693,068)	(11,112,863)	(13,805,931)	(989,209)	(14,795,140)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	2,157,649	—	—	2,157,649	—	2,157,649
Warrants in exchange of services rendered by non-employees	10(f)(i)	—	—	60,965	—	—	—	60,965	—	60,965
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	5,391	1,406,879	—	(1,406,299)	—	—	580	—	580
Total contributions by and distribution to equity holders		5,391	1,406,879	60,965	751,350	—	—	2,219,194	—	2,219,194

Balance as at September 30, 2021		4,779,141	$312,187,161	$6,054,623	$58,316,478	$(9,283,612)	$(276,230,443)	$91,044,207	$19,240,265	$110,284,472

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

		Six-month periods ended
	Notes	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss for the period		$(43,792,187)	$(30,957,782)
Adjustments:
Depreciation of property, plant and equipment		462,193	1,411,846
Non-cash lease expense		314,900	432,742
Amortization of intangible assets		952,057	1,775,889
Impairment loss on goodwill	6	7,570,471	—
Impairment loss on tradenames	6	2,593,529	—
Share-based payment	12	1,826,983	5,237,918
Impairment loss on inventories	4	3,079,997	3,009,098
Expected credit losses		133,685	1,987,134
Non-employee compensation related to warrants	10(f)(i)	—	153,650
Loss on issuance of derivatives		2,126,955	—
Net finance expense		1,294,089	809,559
Unrealized foreign exchange (gain) loss		(6,020,830)	486,852
Change in revaluation of marketable securities		—	89,924
Interest received		1,440	7,167
Interest paid		(44,784)	(391,022)
Revaluation of derivatives		(7,715,810)	(7,461,839)
Impairment loss on property, plant and equipment	5	—	2,414,702
Impairment loss on assets held for sale	5	15,346,119	—
Payment of lease liabilities		(227,107)	(145,138)
Income tax expense		12,530	11,944
Net gains from sale of property, plant and equipment		(85,002)	—
Changes in operating assets and liabilities		8,087,556	(12,426,342)
Income taxes paid		(360)	(11,944)
Net cash used in operating activities		(14,083,576)	(33,565,642)
Cash flows from investing activities:
Acquisition of property, plant and equipment		(601,743)	(524,844)
Acquisition of intangible assets		—	(436,018)
Net cash used in investing activities:		(601,743)	(960,862)
Cash flows from financing activities:
Increase in loans and borrowings, net of financing fees		3,250,000	—
Proceeds from sale of property, plant and equipment		85,002	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		(260,034)	(978,117)
Gross proceeds from the issuance of shares and warrants through a Direct Offering	8	5,000,002	—
Issuance of shares and warrants costs	8	(465,211)	—
Proceeds from exercise of options and pre-funded warrants	8	65	—
Net cash provided by (used in) financing activities:		7,609,824	(978,117)
Foreign exchange loss on cash and cash equivalents		(256,243)	(13,054)
Net decrease in cash and cash equivalents		(7,331,738)	(35,517,675)
Cash and cash equivalents, beginning of period		8,726,341	59,836,889
Cash and cash equivalents as at September 30, 2022 and 2021		$1,394,603	$24,319,214

Cash and cash equivalents is comprised of:
Cash		$1,394,603	$24,319,214

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2022 and 2021

Supplemental cash flow disclosure:

Changes in operating assets and liabilities:

	Six-month periods ended
	September 30, 2022	September 30, 2021

Trade and other receivables	$2,519,493	$(2,749,349)
Prepaid expenses	1,107,312	(465,022)
Inventories	(1,829,027)	(1,188,778)
Trade and other payables	1,766,915	(7,067,094)
Deferred revenues	(154,540)	452,621
Provisions	4,742,091	(1,256,033)
Other liabilities	(64,688)	(152,687)
Changes in operating assets and liabilities	$8,087,556	$(12,426,342)

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

1. Reporting entity:

Neptune Wellness Solutions Inc. (the "Company" or "Neptune") is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Company is domiciled in Canada and its registered office is located at 100-545 Promenade du Centropolis, Laval, Québec. The condensed consolidated interim financial statements of the Company comprise the Company and its subsidiaries, Biodroga Nutraceuticals Inc. ("Biodroga"), SugarLeaf Labs, Inc. ("SugarLeaf"), 9354-7537 Québec Inc., Neptune Holding USA, Inc., Neptune Health & Wellness Innovation, Inc., Neptune Forest, Inc., Neptune Care, Inc. (formerly known as Neptune Ocean, Inc.), Neptune Growth Ventures, Inc., 9418-1252 Québec Inc., Neptune Wellness Brands Canada, Inc. and Sprout Foods, Inc. (“Sprout”).

Neptune is a diversified and fully integrated health and wellness company. Through its flagship consumer-facing brands, Neptune Wellness, Forest Remedies™, Biodroga, MaxSimil®, Sprout®, Nosh® and NurturMe®, Neptune is redefining health and wellness by building a broad portfolio of natural, plant-based, sustainable and purpose-driven lifestyle brands and consumer packaged goods products in key health and wellness markets, including nutraceuticals, organic baby food, personal care and home care.

On June 8, 2022, Neptune announced the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan builds on the Company's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) the divestiture of the Company's Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's CPG business.

Sale of Cannabis Assets

On October 17, 2022, Neptune announced an agreement to sell substantially all of its Cannabis assets (including, but not limited to, the production facility located in Sherbrooke, Québec and certain legal entities including various related brand names and trademarks, including MoodRing and PanHash) to PurCann Pharma Inc. These assets were reported as Assets Held For Sale ("AHFS") as of September 30, 2022. On November 9, 2022 the sale to PurCann Pharma Inc. was completed.

Share consolidation and delisting from TSX

On June 9, 2022, Neptune announced the completion of the Company's proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "Share Consolidation"). The post-consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022. The Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022. These consolidated financial statements have been retroactively adjusted to reflect the Share Consolidation. As a result, the number of common shares, options, deferred share units ("DSUs"), restricted share units ("RSUs"), restricted shares and warrants, issuance and exercise prices of options, DSUs, RSUs, restricted shares and warrants, loss per share reflect the Share Consolidation.

On July 29, 2022, Neptune announced that it has applied and received approval for a voluntary delisting of its common shares from the Toronto Stock Exchange ("TSX"). The delisting from the TSX will not affect the Company's listing on the Nasdaq Capital Market ("Nasdaq"). Neptune's common shares were delisted from the TSX at the close of trading on August 15, 2022.

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the six-month period ended September 30, 2022, the Company incurred a net loss of $43.8 million and negative cash flows from operations of $14.1 million, and had an accumulated deficit of $358.4 million as of September 30, 2022. For the year ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at September 30, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $1.4 million and its total current liabilities exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due for certain suppliers.

The Company currently has no committed sources of financing available other than from transactions completed after period-end from the sale of its Canadian cannabis business (see note 2(d)) and the registered direct offering (see note 18).

As of the date these financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. Other than the secured promissory notes issued by Sprout, the Company has limited debt and assets available for financing include accounts receivable and inventories. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control. The Company’s business plan is dependent upon, among other things, its ability to achieve and maintain profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months.

While the Company has been successful in obtaining financing from public issuances and private placements, there is no certainty as to future financings.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

2. Basis of preparation:

(a)
Adoption of U.S. GAAP:

As at March 31, 2022, the Company retroactively adopted United States generally accepted accounting principles (“US GAAP”). The consolidated financial statements of the Company have been prepared in accordance with US GAAP for all periods presented. Comparative figures, which were previously prepared in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Company’s accounting policies under US GAAP.

(b)
Functional and reporting currency:

Effective March 31, 2022, the Company changed its reporting currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”). This change in reporting currency has been applied retroactively such that all amounts in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in U.S. dollars. References to "$" and "USD" are U.S dollars and references to “CAD $” and "CAD" are to Canadian dollars. For comparative purposes, historical consolidated financial statements were recast in U.S. dollars by translating (i) assets and liabilities at the closing exchange rate in effect at the end of the respective period, (ii) revenues, expenses and cash flows at the average exchange rate in effect for the respective period and (iii) equity transactions at historical exchange rates. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

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

Transactions in foreign currencies are translated to the respective functional currencies of the Company’s subsidiaries at the average exchange rates for the period. The monetary items denominated in currencies other than the functional currency of a subsidiary are translated at the exchange rates prevailing at the balance sheet date. Non-monetary items denominated in currencies other than the functional currency are translated at historical rates. Gains and losses resulting from re-measurement are recorded in the Company’s consolidated statement of loss as foreign exchange gain (loss).

The functional currency of the Company is the Canadian dollars.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

Estimates include the following:

•
Estimating the write down of inventory.
•
Estimating expected credit losses for receivables.
•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.
•
Estimating the lease term of contracts with extension options and termination options.
•
Estimating the revenue from contracts with customers subject to variable consideration.
•
Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 12).
•
Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related contingent consideration and call option.
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 7) and
•
Estimating fair value less costs to sell off assets held for sale (note 2 (d)).
(d)
Assets held for sale:

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Canadian cannabis disposal group assets met the criteria to be classified as held for sale. As at September 30, 2022, non-current assets related to the Canadian cannabis business are presented under assets held for sale on Neptune's balance sheet. Comparative balance sheet amounts have not been reclassified. The disposal group has been measured at fair value less cost to sell and impaired to reflect the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 for approximately $3,790,340 ($5,150,000 CAD), with expected cost to sell the Canadian cannabis disposal group asset in the amount of $586,783, for net assets held for sale of $3,203,557, resulting in impairment losses of $14,530,458 and $15,346,119 respectively for the three and six-month periods ended September 30, 2022. The transaction closed on November 9, 2022.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale

September 30, 2022

Land	$165,878
Building and building components	16,064,102
Laboratory and plant equipment	2,816,144
Intangible assets	90,335
Costs related to sale of assets	(586,783)
Impairment loss	(15,346,119)
Assets held for sale	$3,203,557

3. Significant accounting policies:

These unaudited Consolidated Interim Financial Statements have been prepared in accordance U.S. GAAP and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its Annual Consolidated Financial Statements for the year ended March 31, 2022, (except as disclosed in note 3(c) to these financial statements) and should be read in conjunction with and Notes thereto.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

(a)
Basis of consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated from the Company’s consolidated financial statements. On February 10, 2021, Neptune acquired a 50.1% interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). The accounts of the subsidiary are included in the consolidated financial statements from that date.

(b)
New standards and interpretations not yet adopted:

Accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, ASU 2021-18 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the Company's consolidated financial statements and the Company does not intend to adopt ASU 2021-18 for periods prior to periods beginning after December 15, 2022.

(c) Assets held for sale:

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is subject to an asset sale and purchase agreement (see notes 2(d)); and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Assets classified as held for sale, and the assets and liabilities included within a disposal group classified as held for sale are presented separately on the face of the balance sheet. Non-current assets that are classified as held for sale are not depreciated.

4. Inventories:

	September 30, 2022	March 31, 2022

Raw materials	$5,428,373	$7,920,190
Work in progress	414,356	1,016,916
Finished goods	9,708,583	7,974,690
Supplies and spare parts	257,124	147,610
	$15,808,436	$17,059,406

During the three and six-month periods ended September 30, 2022, the Company recorded impairment losses of nil and $3,079,997 respectively (2021 – Impairment losses of $3,009,098 and $3,009,098, respectively) as a result of inventory measurements to their net realizable value. The impairment loss during the six-month period ended September 30, 2022 are related Cannabis inventories that were impaired because they were subsequently sold at lower than costs or expected to be sold at net realizable values that are lower than costs.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

5. Property, plant and equipment:

As at September 30, 2022, property, plant and equipment related to the Canadian cannabis asset group were classified as assets held for sale on the balance sheet (refer to note 2(d)). As indicated in note 2(d), the Cannabis related assets were written down, resulting in impairment losses of $14,530,458 and $15,346,119 respectively for the three and six-month periods ended September 30, 2022.

Impairment losses for the three and six-month periods ended September 30, 2021 were $1,884,970 and $2,414,702 respectively. The Company impaired certain equipment of the Canadian cannabis long-lived assets to nil resulting in an impairment charge of $905,028 and $1,434,760 for the three and six-months ended September 30, 2021 respectively. In addition, the Company impaired the long-lived assets of the SugarLeaf reporting unit as they were no longer generating economic benefits. The fair value of these long-lived assets was established to be nil and as such an impairment charge of $979,942 was recorded during the six-month period ended September 30, 2021..

6. Goodwill and intangible assets:

The Company assesses at each reporting date whether there is an indication that an asset group or a reporting unit may be impaired. During the second quarter of 2022, there were changes in the general economic and financial conditions of the markets the Company serves. The Company’s Sprout reporting unit was adversely impacted during the second quarter of 2022 by these conditions, which impacted the current period results. Accordingly, management concluded that these factors were indicators of impairment.

As a result, management performed an impairment test for the Sprout reporting unit, for which it revised its assumptions on projected earnings and cash flows growth, as well as its assumptions on discount rates used to apply to the forecasted cash flows, using its best estimate of the conditions existing at September 30, 2022. Although management used its best estimate to assess the potential impact of the changes in the general economic conditions on the Company’s business, management exercised significant judgment to estimate forecasted cash flows and discount rate, using assumptions which are subject to significant uncertainties. Accordingly, differences in estimates could affect whether a reporting unit is impaired and the dollar amount of that impairment, which could be material. The Company compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and a $7,570,471 goodwill impairment expense was recorded in the quarter ended September 30, 2022.

The fair value of the reporting unit was estimated using a discounted cash flow model with a WACC post-tax discount rate of 11.0% and a market multiples valuation approach. The discount rate represents the risk adjusted WACC of the reporting unit, based on publicly available information and that of comparable companies operating in similar industries. Determination of the WACC requires separate analysis of the cost of equity and debt, and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit.

Cash flows were projected based on past experience, actual operating results and the three-year business plan including a terminal growth rate of 3.5%.

The most significant assumptions used to estimate the fair values using a discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in a higher impairment charge. Should these projections not be realized, or the discount rate needs to be increased, an impairment loss may be needed in future periods. Due to the impairment losses recorded during the second quarter of 2023, there is no headroom between the fair value of the reporting unit and its carrying value and therefore, changes in assumptions in future periods may result in additional impairment charges.

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	September 30, 2022	March 31, 2022

Biodroga	$2,382,374	$2,625,851
Sprout	11,971,966	19,542,437
	$14,354,340	$22,168,288

The Company also identified a trigger of impairment related to its intangible assets and recorded an impairment charge of $2,593,529 for Sprout trademarks. The fair value was determined using a relief from royalty discounted cash flow model.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

7. Provisions

(a)
During the year ended March 31, 2019, the Company received a judgment from the Superior Court of Québec (the “Court”) in respect of certain royalty payments alleged to be owed and owing to a former chief executive officer of the Company (the “Former CEO”) pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the Former CEO (the “Royalty Agreement”). The Company appealed the judgment which was dismissed by the Court of Appeal of Québec in February 2021. Under the terms of the Royalty Agreement and as maintained by the court, annual royalties of 1% of the sales and other revenue made by the Company on a consolidated basis are payable by the Company to the Former CEO biannually, but only to the extent that the cost of the royalty would not cause the Company to have a loss before interest, taxes and amortization (in which case, the payments would be deferred to the following fiscal year).

As of September 30, 2022, a provision of $532,614 (March 31, 2022 - $362,809) has been recorded by the Company. During the three and six-month periods ended September 30, 2022, the Company increased the provision by $90,625 and $216,829 respectively, recorded foreign currency translation adjustments of $(35,993) and $(47,024) respectively, and made no payments to the Former CEO in relation to this provision. During the three and six-month periods ended September 30, 2021, the Company increased the provision by $399,005 and $515,472 respectively, recorded foreign currency translation adjustments of $(21,962) and $9,811 respectively, and made payments totaling $354,287 and $1,771,506 respectively to the Former CEO in relation to this provision.

Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration took place in April 2022 and August 1, 2022. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at September 30, 2022 ($600,000 as at March 31, 2022).
(c)
A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the three-month period ended September 30, 2022, the Company made a payment of $328,439 to the supplier, and recorded foreign currency translation adjustments of $(15,814). As at September 30, 2022, the balance of this payable was $199,521 ($1,127,024 as at March 31, 2022) and it was paid on October 12, 2022. This provision was included in trade and other payables as at March 31, 2022 and September 30, 2022.
(d)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement is subject to court approval and certification by the court of the class. An installment of $500,000 will be made seven days after the approval date, with two additional payments to be made 30 days and 60 days after the first payment. The rest is payable either in cash ($2,500,000) or in shares ($2,750,000) at Neptune's election. As of September 30, 2022, a provision and an expense within selling, general administration of $4,000,000 (March 31, 2022 - nil) has been recorded by the Company.
(e)
As at September 30, 2022, the Company has various additional other provisions for legal fees obligations for an aggregate amount of $728,090 (March 31, 2022 – $155,804).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

8. Liability related to warrants:

The Company has issued common shares, pre-funded warrants and warrants as part of its financing arrangements which are exercisable for a variable number of shares. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity.

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Company, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5,000,002 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance. On October 6, 2022, the Company agreed to extend the termination date of 972,763 Series C Warrants by two years.

Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. The Company is in need of financing to be able to continue its activities as described in note 1. The Pre-Funded Warrants were exercised in full on June 24, 2022 for gross proceeds of $65. Total issue costs related to this private placement of $465,211, were recorded under finance costs.

During the month of August 2022, a total of 201,207 Series C Warrants and 972,763 Series D Warrants were exercised at $2.32 each in cashless transactions, which resulted in an aggregate total of 384,446 shares being issued for an aggregate value of $1,769,000.

The fair value of the Series C Warrants and Series D Warrants liability was determined using the Black-Scholes model. Warrants are revalued each period-end at fair value and accounted for in the Company's profit and loss statement under “gain on revaluation of derivatives”.

Changes in the value of the liability related to the warrants for the six-month period ended September 30, 2022 and 2021 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2021	497,355	$10,462,137
Revaluation		(7,231,224)
Movements in exchange rates		39,349
Outstanding as at September 30, 2021	497,355	3,270,262

Outstanding as at March 31, 2022	1,925,929	$5,570,530
Warrants issued during the period	3,891,052	7,126,957
Warrants exercised during the period	(1,173,970)	(1,769,000)
Revaluation gain		(7,715,810)
Movements in exchange rates		(392,652)
Outstanding as at September 30, 2022	4,643,011	2,820,025

The following table provides the relevant information on the outstanding warrants as at September 30, 2022:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

2020 Warrants	October 22, 2020	300,926	300,926	$78.75	October 22, 2025
2021 Warrants	February 19, 2021	196,429	196,429	$78.75	August 19, 2026
Series A Warrants	March 14, 2022	714,287	714,287	$11.20	September 14, 2027
Series B Warrants	March 14, 2022	714,287	714,287	$11.20	March 14, 2028
Series C Warrants	June 23, 2022	771,556	771,556	$2.32	June 23, 2027
Series C Warrants	June 23, 2022	972,763	972,763	$2.32	June 23, 2029
Series D Warrants	June 23, 2022	972,763	972,763	$2.32	June 24, 2024
		4,643,011	4,643,011	$13.24

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	2020 Warrants		2021 Warrants
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Balance - beginning of period	$309,769	$6,174,137	$306,704	$4,288,000

Change in fair value	(279,056)	(4,279,268)	(276,527)	(2,951,956)
Translation effect	(11,655)	23,614	(11,525)	15,735

Balance - end of period	$19,058	$1,918,483	$18,652	$1,351,779

	Series A Warrants		Series B Warrants
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Balance - beginning of period	$3,270,816	$—	$1,683,241	$—

Change in fair value	(2,728,178)	—	(1,571,237)	—
Translation effect	(136,418)	—	(59,975)	—

Balance - end of period	$406,220	$—	$52,029	$—

	Series C Warrants		Series D Warrants
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Balance - beginning of period	$—	$—	$—	$—

Warrants issued during the period	4,046,836	—	3,080,121	—
Warrants exercised during the period	(365,224)	—	(1,403,776)	—
Change in fair value	(1,881,806)	—	(979,006)	—
Translation effect	(121,760)	—	(51,319)	—

Balance - end of period	$1,678,046	$—	$646,020	$—

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Share price	$1.52	$21.00	$1.52	$21.00
Exercise price	$78.75	$78.75	$78.75	$78.75
Dividend yield	—	—	—	—
Risk-free interest	4.18%	0.77%	4.10%	0.96%
Remaining contractual life (years)	3.06	4.07	3.88	4.89
Expected volatility	99.0%	81.6%	93.1%	76.1%

	Series A Warrants		Series B Warrants
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Share price	$1.52	$—	$1.52	$—
Exercise price	$11.20	$—	$11.20	$—
Dividend yield	—	—	—	—
Risk-free interest	3.98%	—	3.97%	—
Remaining contractual life (years)	4.96	—	0.96	—
Expected volatility	90.8%	—	117.1%	—

	Series C Warrants		Series D Warrants
	September 30, 2022	June 23, 2022 (Grant date)	September 30, 2022	June 23, 2022 (Grant date)

Share price	$1.52	$2.90	$1.52	$2.90
Exercise price	$2.32	$2.32	$2.32	$2.32
Dividend yield	—	—	—	—
Risk-free interest	4.01%	3.38%	4.11%	3.21%
Remaining contractual life (years)	4.73	5.00	1.73	2.00
Expected volatility	90.1%	84.0%	107.7%	88.7%

The Company measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs. The Company uses the historical volatility of the underlying share to establish the expected volatility of the warrants. An increase or decrease in this assumption to estimate the fair values using the Black-Scholes option pricing model would result in an increase or a decrease in the fair value of the instruments, respectively.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

9. Loans and borrowings:

	September 30, 2022	March 31, 2022

Loans and borrowings:

Promissory note originally of $10,000,000 and increased to $13,000,000 on July 13, 2022, issued by Sprout, guaranteed by the Company and secured through a first-ranking mortgage on all movable current and future, corporeal and incorporeal, and tangible and intangible assets of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal and accrued interest may also be converted, in whole or in part, at any time before February 1, 2024, upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company.

	$14,481,024	$11,648,320

Promissory note of $250,000 issued by Sprout on August 26, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion.	$211,132	$—

	14,692,156	11,648,320
Less current portion of loans and borrowings	—	—
Loans and borrowings	$14,692,156	$11,648,320

On July 13, 2022, Sprout entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. MSEC was issued 372,670 common shares of Neptune, of a value of $570,185, in connection with this commitment.

On August 26, 2022, Sprout entered into an additional $250,000 Secured Promissory Note, which is on the same terms as the Secured Promissory Note entered into with MSEC discussed above. Neptune issued 36,765 common shares for a value of $75,736 in connection with this Secured Promissory Note in connection with this commitment.

During the three and six-month periods ended September 30, 2022, interest expense of $224,632 and $474,632 respectively were recognized on loans and borrowings (2021 - $252,055 and $504,833). There are no covenants to be met for the loans and borrowings outstanding as at September 30, 2022 and March 31, 2022.

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

All issued shares are fully paid.

(b)
Share options exercised:

During the three and six-month periods ended September 30, 2022 and 2021, Neptune issued no common shares of the Company upon exercise of stock options.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

(c)
DSUs released:

During the three and six-month periods ended September 30, 2022 and 2021 , Neptune issued no common shares of the Company for the release of DSUs to former and current members of the Board of Directors.

(d)
RSUs released:

During the six-month period ended September 30, 2022, Neptune issued 216,658 common shares of the Company for RSUs released to the CEO as part of his employment agreement at a weighted average price of $11.96 per common share. The Company, with the consent of the CEO delayed issuance of an additional 139,145 RSUs.

During the six-month period ended September 30, 2021, Neptune issued 47,051 common shares of the Company to the CEO as part of his employment agreement at a weighted average price of $155.05 per common share. Withholding taxes of $978,117 were paid by the Company pursuant to the issuance of these RSUs resulting in the Company not issuing an additional 24,511 RSUs.

(e)
Restricted shares:

During the three and six-month periods ended September 30, 2022 and 2021, Neptune issued no restricted common shares of the Company to employees.

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

Changes in the value of equity related to the warrants were as follows:

	September 30, 2022		September 30, 2021
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2022 and 2021	$325.34	176,429	$325.34	176,429
Issued	0.0001	645,526	—	—
Exercised	0.0001	(645,526)	—	—
Warrants outstanding at September 30, 2022 and September 30, 2021	$325.34	176,429	$325.34	176,429

Warrants exercisable at September 30, 2022 and September 30, 2021	$325.34	176,429	$317.00	162,144

Warrants of the Company classified as equity are composed of the following as at September 30, 2022 and March 31, 2022:

			September 30, 2022			March 31, 2022
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	$1,630,210	57,143	57,143	$1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
	176,429	176,429	$6,079,890	176,429	176,429	$6,079,890
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. No expense was recognized during the three and six-month periods ended September 30, 2022 (2021 - $60,965 and $153,650 respectively) under the research and development expenses.
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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

(g)
Common shares issued in connection with debt financing:

On July 13, 2022, Neptune issued 372,670 common shares for a value of $570,185 in connection with the amendment of the Secured Promissory Notes that were issued by Sprout for the payment of borrowing costs. In connection with this amendment, investment funds managed by MSEC have provided an additional $3 million in Secured Promissory Notes to Sprout.

On September 9, 2022, Neptune issued 36,765 common shares for a value of $75,736 in connection with a new $250,000 Secured Promissory Note that was issued by Sprout, for the payment of borrowing costs.
11. Non-controlling interest:

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended		Six-month period ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue from contracts with customers	$8,364,475	$7,016,918	$16,522,072	$12,664,345
Cost of sales	(7,610,969)	(7,324,782)	(15,923,258)	(12,894,061)
Selling, general and administrative expenses	(2,472,272)	(930,384)	(6,227,801)	(4,971,533)
Impairment loss on goodwill and intangible assets	(10,164,000)	—	(10,164,000)	—
Finance costs	(923,315)	(744,289)	(1,462,282)	(673,161)
Loss before tax	(12,806,081)	(1,982,537)	(17,255,269)	(5,874,410)
Income tax (expense) recovery	—	154	—	(11,944)
Net loss	(12,806,081)	(1,982,383)	(17,255,269)	(5,886,354)
Total comprehensive loss	(12,806,081)	(1,982,383)	(17,255,269)	(5,886,354)
Loss attributable to the subsidiary's non-controlling interest	(6,390,234)	(989,209)	(8,610,379)	(2,937,291)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(6,390,234)	$(989,209)	$(8,610,379)	$(2,937,291)

Summarized statement of balance sheets:

	September 30, 2022	March 31, 2022
Current assets	$12,743,435	12,260,375
Non-current assets	28,610,930	39,000,367
Current liabilities	7,292,715	5,991,483
Non-current liabilities	31,409,919	25,362,259
Total equity	2,651,731	19,907,000
Attributable to:
Equity holders of the Company	$(1,459,967)	$7,184,923
Non-controlling interest	4,111,698	12,722,077

Summarized statement of cash flow:

	Three-month period ended		Six-month period ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash flow from (used in) operating activities	$(2,490,182)	$(4,324,098)	$(3,925,100)	$(8,073,510)
Cash flow used in investment activities	—	(1,246)	—	(1,246)
Cash flow from (used in) financing activities(1)	3,250,000	4,309,030	3,250,000	7,972,635
Net increase (decrease) in cash and cash equivalents	$759,818	$(16,314)	$(675,100)	$(102,121)
(1) Cash flow from financing activities is partially provided through intercompany advances.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

12. Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of $639,883 and $1,826,983 were recognized on equity share based awards and expenses of $1,750 and $3,152,578 on liability based awards were recognized in the consolidated statement of loss and comprehensive loss for the three and six-month periods ended September 30, 2022 respectively (2021 - equity expenses of $2,157,649 and $5,237,918 respectively) and nil for liability based awards for the three and six-month periods ended September 30, 2021.

As at September 30, 2022, the Company had the following share-based payment arrangements:

(a)
Company stock option plan:
(i)
Stock option plan:

The Company has established a stock option plan for directors, officers, employees and consultants. The exercise price of the stock options granted under the plan is not lower than the closing price of the common shares listed on the Nasdaq on the eve of the grant. The terms and conditions for acquiring and exercising options are set by the Board of Directors, subject, among others, to the following limitations: the term of the options cannot exceed ten years and every stock option granted under the stock option plan will be subject to conditions no less restrictive than a minimum vesting period of 18 months and a gradual and equal acquisition of vesting rights at least on a quarterly basis. The Company’s stock-option plan allows the Company to issue a number of stock options not exceeding 15% of the number of common shares issued and outstanding at the time of any grant. The total number of stock options issuable to a single holder cannot exceed 5% of the Company’s total issued and outstanding common shares at the time of the grant, provided that the maximum number of stock options issuable to a single consultant cannot exceed 2% of the Company's total issued and outstanding common shares at the time of the grant.

The number and weighted average exercise prices of stock options are as follows:

		2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1st, 2022 and 2021		$37.41	306,321	$65.91	121,208
Granted		1.60	229,715	30.10	218,697
Forfeited/Cancelled		14.21	(55,615)	41.36	(2,897)
Expired		34.54	(1,094)	85.52	(6,429)
Options outstanding at September 30, 2022 and 2021		$22.13	479,327	$43.61	330,579

Options exercisable at September 30, 2022 and 2021		$47.38	154,722	$57.67	95,572

				September 30, 2022

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$1.55 - $22.60	4.88	252,574	477	13.97
$22.61 - $27.68	3.87	85,715	57,143	25.64
$27.69 - $40.12	3.81	37,637	14,474	29.71
$40.13 - $55.10	0.17	39,203	39,203	50.41
$55.11 - $154.65	6.66	64,198	43,425	79.42
		479,327	154,722

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumption. The Company granted 114,000 and 114,000 options to non-employees respectively during the three and six-month periods ended September 30, 2022 (nil for the three and six-month periods ended September 30, 2021) resulting in a $128,680 and nil stock-based compensation expense, respectively.

	Three-month periods ended		Six-month periods ended
Black Sholes assumptions used	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Share price	$1.55-$1.64	$25.55-$31.53	$1.55-$1.64	$25.55-$31.53
Exercise price	$1.55-$1.64	$25.55-$31.53	$1.55-$1.64	$25.55-$31.53
Dividend yield	—	—	—	—
Risk-free interest	3.10% - 3.60%	0.33% - .80%	3.10% - 3.60%	0.33% - .80%
Expected life (years)	4.0	2.5 - 5.0	4.0	2.5 - 5.0
Expected volatility	94.38% - 106.70%	83.4% - 86.04%	94.38% - 106.70%	83.4% - 86.04%

Stock-based compensation recognized under this plan amounted to $(5,138) and $475,273 respectively for the three and six-month periods ended September 30, 2022 (2021 - $1,035,099 and $1,435,643). Unrecognized compensation cost at September 30, 2022 is $752,005 with a weighted average period remaining of 1.03 years (2021 - $1,340,444 with a weighted average period remaining of 1.52 years).

(ii)
Non-market performance options:

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date). None of these non-market performance options have vested as at September 30, 2022. These options were not exercisable as at September 30, 2022 and 2021.

No stock-based compensation expense was recognized during the three and six-month periods ended September 30, 2022 (three and six-month periods ended September 30, 2021- $99,845 and $201,164 respectively).

(iii)
Market performance options:

On July 8, 2019, the Company granted 157,142 market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of market performance conditions within the following ten years. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of the approval of the amendments (grant date).

The number and weighted average exercise prices of market performance options are as follows:

		2022			2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2022 and 2021		$155.05	157,142	$155.05	157,142
Options outstanding at September 30, 2022 and 2021		$155.05	157,142	$155.05	157,142

Options exercisable at September 30, 2022 and 2021		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $601,957 and $1,202,991 respectively for the three and six-month periods ended September 30, 2022. Stock-based compensation expenses of $618,135 and $1,245,396 were recognized for three and six-month periods ended September 30, 2021 respectively. Unrecognized compensation cost at September 30, 2022 is $9,884,878 with a weighted average period remaining of 7.01 years (2021 - $13,181,905 with a weighted average period remaining of 8.01 years).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

(b)
Deferred Share Units and Restricted Share Units:

The Company has established an equity incentive plan for employees, directors and consultants of the Company. The plan provides for the issuance of restricted share units, performance share units, restricted shares, deferred share units and other share-based awards, subject to restricted conditions as may be determined by the Board of Directors. Upon fulfillment of the restricted conditions, as the case may be, the plan provides for settlement of the awards outstanding through shares.

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2022 and 2021		$66.45	4,308	$63.00	1,202
DSUs outstanding at September 30, 2022 and 2021		$66.45	4,308	$66.96	1,202

DSUs exercisable at September 30, 2022 and 2021		$66.45	4,308	$66.96	1,108

Of the 4,308 DSUs outstanding as at September 30, 2022 (2021 – 1,202), no DSUs vested upon services to be rendered during a period of twelve months from date of grant (2021 – 1,108). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $3,831 and $13,025 respectively for the three and six-month periods ended September 30, 2022. Stock-based compensation expenses of $1,103 and $5,307 were recognized for three and six-month periods ended September 30, 2021 respectively.

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal instalments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the six-month period ended September 30, 2022 was $6.65 per unit.

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2022 and 2021		$59.75	25,038	$92.08	95,845
Granted		6.65	349,160	29.54	7,681
Forfeited		59.75	(21)	29.54	(7,681)
Released through the issuance of common shares	10(d)	11.96	(216,658)	155.05	(47,051)
Withheld as payment of withholding taxes	10(d)	11.96	(139,145)	155.05	(24,511)
RSUs outstanding at September 30, 2022 and 2021		$25.44	18,374	$148.49	24,283

Stock-based compensation recognized under this plan amounted to $39,233 and $135,694 respectively for the three and six-month periods ended September 30, 2022. Stock-based compensation expenses of $403,467 and $2,350,408 were recognized for three and six-month periods ended September 30, 2021 respectively. Unrecognized compensation cost at September 30, 2022 is $132,681 with a weighted average remaining life of 1.49 years (2021 - $617,362 unrecognized compensation cost with a weighted average remaining life of 0.68 years).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO was entitled to monthly cash payments for an aggregate value of approximately $6.9 million or the issuance over time of a fixed amount of fully vested RSUs, at the option of the Company.

The balance of the liability accrual to the CEO is $446,700 (including withholding taxes) as at September 30, 2022, in trade and other payables. The revaluation of the liability amounted to a loss of $1,750 and a gain of $3,152,578 respectively for the three and six-month periods ended September 30, 2022 and were recorded into selling, general and administrative expenses (2021 – nil for both periods). During the three and six-month periods ended September 30, 2022, settlements in RSUs were of $235,683 and $1,422,904 respectively. The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at September 30, 2022, the liability related to this long-term incentive of $24,000 ($88,688 as at March 31, 2022) is presented in Other liability in the consolidated balance sheets. During the six-month period ended September 30, 2022, a recovery of $64,688 (2021 - a recovery of $152,687) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss. During the three-month period ended September 30, 2022, the Company recorded an expense of $11,069 (2021 - a recovery of $248,532).

13. Loss per share:

The effects of options, DSUs, RSUs and warrants are excluded from the calculation of diluted loss per share for periods in which a company sustains a loss. Accordingly, diluted loss per share was the same as basic loss per share because the Company has incurred losses in each of the periods presented. All outstanding options, DSUs, RSUs and warrants could potentially be dilutive in the future.

14. Fair-value:

The Company uses various methods to estimate the fair value recognized in the consolidated financial statements. The fair value hierarchy reflects the significance of inputs used in determining the fair values:

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

Financial assets and liabilities measured at fair value on a recurring basis are the assets held for sale, the call option granted to Neptune by Sprout’s non-controlling interest owners of equity (the “Call Option”) and the liability related to warrants.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022:

		September 30, 2022
	Notes	Level 1	Level 2	Level 3	Total

Assets
Assets held for sale	2(d)	$3,203,557	$—	$—	$3,203,557
Total		$3,203,557	$—	$—	$3,203,557

Liabilities
Liability related to warrants	8	$—	$—	$2,820,025	$2,820,025
Total		$—	$—	$2,820,025	$2,820,025

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

		March 31, 2022
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	8	$—	$—	$5,570,530	$5,570,530
Total		$—	$—	$5,570,530	$5,570,530

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and the Company will focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the disposal group was first measured based on level 3 inputs, at fair value less cost to sell using market prices for comparative assets, and then based on level 1 inputs during the quarter ended September 30, 2022, as per the ASPA (note 2(d)).

On February 10, 2021, Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. On September 30, 2022 and March 31, 2022, the Call Option was measured based on level 3 inputs to nil. For the three and six-month periods ended September 30, 2022, the Company recorded gains on re-measurement of nil (2021 - gains of $126,615 and $230,615 respectively).

The liabilities related to warrants were recorded at their fair value using a Black-Scholes pricing model. Warrants are revalued each period end at fair value through profit and loss using level 3 inputs (note 8).

The Company has determined that the carrying values of its short-term financial assets and liabilities approximate their fair values given the short-term nature of these instruments. The carrying value of the short-term investment also approximates its fair value given the short-term maturity of the reinvested funds. For variable rate loans and borrowings, the fair value is considered to approximate the carrying amount.

The fair value of the fixed rate loans and borrowings and long-term payable is determined by discounting future cash flows using a rate that the Company could obtain for loans with similar terms, conditions and maturity dates. The fair value of these instruments approximates the carrying amounts and was measured using level 3 inputs.

15. Commitments and contingencies:

(a)
Commitments:
(i)
On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $1,269,680. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive.
(ii)
On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $532,614 for royalty payments has been recognized as of September 30, 2022 ($362,809 as at March 31, 2022). Refer to note 7.
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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

(b) Contingencies:

In the normal course of business, the Company is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at September 30, 2022 ($600,000 as at March 31, 2022).
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

Since February 2021, several putative consumer class action lawsuits have been brought against Sprout alleging that its products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Sprout has denied the allegations in these lawsuits and contends that its baby foods are safe and properly labeled. The claims raised in these lawsuits were brought in the wake of the highly publicized Report. All such putative class actions have since been dismissed. No provision has been recorded in the financial statements for these cases.

In addition to the consumer class actions discussed above, Sprout is currently named in one lawsuit filed on June 16, 2021 in California state court alleging some form of personal injury from the ingestion of Sprout’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. This lawsuit generally alleges injuries related to neurological development disorders such as autism spectrum disorder and attention deficit hyperactivity disorder. Sprout denies that its Products contributed to any of these injuries and will defend the case vigorously. In addition, the Office of the Attorney General for the District of Columbia (“OAG”) sent a letter to Sprout dated October 1, 2021, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter.

These matters may have a material adverse effect on Sprout's financial condition, or results of operations.

The outcome of these claims and legal proceedings against the Company cannot be determined with certainty and is subject to future resolution, including the uncertainties of litigation.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

16. Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended		Six-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Canada	$670,557	$2,077,052	$5,727,059	$4,360,276
United States	11,097,554	10,252,986	22,029,091	17,812,204
Other countries	218,731	188,593	502,920	424,660
	$11,986,842	$12,518,631	$28,259,070	$22,597,140

Long-lived assets of the Company are located in the following geographical location:

	September 30, 2022	March 31, 2022
Canada	$1,055,778	$20,724,674
United States	1,089,249	723,449
Total property, plant and equipment	$2,145,027	$21,448,123

	September 30, 2022	March 31, 2022
Canada	$1,792,595	$2,353,054
United States	16,000,001	19,301,981
Total intangible assets	$17,792,596	$21,655,035

	September 30, 2022	March 31, 2022
Canada	$2,382,374	$2,625,851
United States	11,971,966	19,542,437
Total goodwill	$14,354,340	$22,168,288

Assets held for sale by the Company are located in the following geographical location:

	September 30, 2022	March 31, 2022
Canada	$3,203,557	$—
Total assets held for sale	$3,203,557	$—
b)
Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time as follows:

	Three-month periods ended		Six-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Nutraceutical products	$3,177,413	$4,040,553	$8,303,527	$7,241,221
Cannabis and hemp products	17,357	1,203,486	2,717,327	2,142,551
Food and beverages products	8,560,286	7,031,337	16,702,300	12,678,764
Innovation products	—	34,379	—	68,859
	$11,755,056	$12,309,755	$27,723,154	$22,131,395

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended September 30, 2022 and 2021

17. Related parties:

Related party transactions and balances not disclosed elsewhere in these notes of the financial statements are as follows:

On November 11, 2019, Neptune announced that the Company entered into a collaboration agreement with International Flavors & Fragrances Inc. (“IFF”) to co-develop hemp-derived products for the mass retail and health and wellness markets. App Connect Service, Inc. (“App Connect”), a company indirectly controlled by Michael Cammarata, CEO and Director of Neptune, is also a party to the agreement to provide related branding strategies and promotional activities.

Neptune will be responsible for the marketing and the sales of the products and will receive the amounts from the product sales. Neptune will in turn pay a royalty to IFF and App Connect associated with the sales of the co-developed products. The payment of royalties to App Connect, subject to certain conditions, has been approved by the TSX.

During the three and six-month periods ended September 30, 2022 and 2021, the Company recorded a negligible amount of royalty expense pursuant to the co-development contract and no royalties were paid to date.

18. Subsequent events:

On October 11, 2022, the Company announced the closing of a registered direct offering of 3,208,557 of its Common Shares and warrants to purchase up to 6,417,114 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $1.87. The warrants have an exercise price of $1.62 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of approximately $6.0 million and net proceeds of $5.15 million after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, the Company expects to record the full proceeds to liabilities and a loss on initial recognition of approximately $1.0 million. Consequently, no value will be attributed to the common shares issued on October 11, 2022.

On November 8, 2022, Sprout entered into an agreement to issue an additional $525,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC discussed in note 9. In connection with this financing, Neptune will issue common shares to the holders of these Secured Promissory Notes for a value of $105,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOING CONCERN

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the six-month period ended September 30, 2022, the Company incurred a net loss of $43.8 million and negative cash flows from operations of $14.1 million, and had an accumulated deficit of $358.4 million as of September 30, 2022. For the year ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at September 30, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $1.4 million and its total current liabilities exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due for certain suppliers.

The Company currently has no committed sources of financing available other than from transactions completed after period-end from the sale of its Canadian cannabis business (see note 2(d)) and the registered direct offering (see note 18).

As of the date these financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for only the next two to three months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. Other than the secured promissory notes issued by Sprout, the Company has limited debt and assets available for financing include accounts receivable and inventories. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control. The Company’s business plan is dependent upon, among other things, its ability to achieve and maintain profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months.

While the Company has been successful in obtaining financing from public issuances and private placements, there is no certainty as to future financings.

The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

Recent financings:

On November 8, 2022, Sprout entered into an agreement to issue an additional $525,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC discussed in note 9. In connection with this financing, Neptune will issue common shares to the holders of these Secured Promissory Notes for a value of $105,000.

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The purchase price of the assets sold, net of liabilities assumed, amounted to $3.7 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA, and were written-down accordingly. The completion of the divestiture of our cannabis business is a critical milestone in executing upon our strategy to become a leading CPG company. The sale of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure, as we focus on Sprout as the key growth driver for Neptune going forward.

On October 11, 2022, Neptune announced that it entered into definitive agreements with institutional investors for the purchase and sale of 3,208,557 common shares of the Company (the "Common Shares") pursuant to a registered direct offering priced at-the-market under Nasdaq rules (the "Offering"), and warrants to purchase up to 6,417,114 Common Shares (the "Warrants") in a concurrent private placement (the "Private Placement"). The combined purchase price for one Common Share and one Warrant is $1.87. The Warrants will have an exercise price of $1.62 per Common Share, will be exercisable immediately following the date of issuance and will expire five years from the date of issuance. The aggregate gross proceeds from the Offering and the concurrent Private Placement were approximately $6.0 million, before deducting fees and other estimated expenses, for net proceeds of approximately $5.7 million. The Company expects to use the net proceeds from the Offering and the concurrent Private Placement for working capital and other general corporate purposes. The Offering and concurrent Private Placement closed on October 11, 2022.

On August 26, 2022, Sprout entered into an additional $250,000 Secured Promissory Note, which is on the same terms as the Secured Promissory Note entered into with MSEC discussed above. Neptune issued 36,765 common shares for a value of $75,736 in connection with this Secured Promissory Note in connection with this commitment.

On July 13, 2022, Sprout entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") agreed to immediately commit an additional $3.0 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. MSEC was issued 372,670 common shares of Neptune, of a value of $570,185, in connection with this commitment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 14, 2022, Neptune announced that it had closed a registered direct offering with a single strategic consumer-focused institutional investor for the purchase and sale of (i) 528,572 common shares of the Company ("Common Shares") and (ii) 185,714 pre-funded warrants (the "Pre-Funded Warrants"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 714,286 Common Shares and Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 714,286 Common Shares. Each Common Share and the accompanying Common Warrants were sold together at a combined offering price of $11.20, and each Pre-funded Warrant and accompanying Common Warrants were sold together at a combined offering price of $11.20 , for aggregate gross proceeds of $8.0 million before deducting fees and other offering expenses. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0035 and were exercisable commencing on the closing date. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one-half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the closing date (collectively the "March Offering"). The Pre-Funded Warrants were exercised in full on March 29, 2022 for gross proceeds of $650.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

GENERAL

Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us” or “our”) is a modern consumer packaged goods ("CPG") company driven by a singular purpose: to transform the everyday for a healthier tomorrow. Neptune is a diversified health and wellness company with multiple brand units. With a mission to redefine health and wellness, Neptune is focused on building a broad portfolio of high quality, affordable consumer products in response to long-term secular trends and market demand for natural, plant-based, sustainable and purpose-driven lifestyle brands. The Company utilizes a highly flexible, cost-efficient manufacturing and supply chain infrastructure that can be scaled up and down or into adjacent product categories to identify new innovation opportunities, quickly adapt to consumer preferences and demand, and bring new products to market through its mass retail partners and e-commerce channels. Leveraging decades of expertise in extraction and product formulation, Neptune is a provider of turnkey product development and supply chain solutions to business customers across several health and wellness verticals, including nutraceuticals and white label consumer packaged goods. Neptune has expanded its operations since June 2020 into several brand units in order to better address its markets. The main brand units are the following: Nutraceuticals, Beauty & Personal Care, and Organic Foods & Beverages. All amounts in this Quarterly Report are in US dollars, unless otherwise noted.

HISTORY

Neptune was incorporated under Part IA of the Companies Act (Québec) on October 9, 1998, under the name Neptune Technologies & Bioresources Inc. Since its incorporation, Neptune has amended its articles of incorporation on numerous occasions. The Company first amended its articles on May 30, 2000 to convert its then issued and outstanding shares into newly created classes of shares. The Company’s articles were also amended on May 31, 2000 to create Series A Preferred Shares. On August 29, 2000, the Company converted all its issued and outstanding Class A shares into Class B subordinate shares. On September 25, 2000, the Company further amended its share capital to eliminate its Class A shares and converted its Class B subordinate shares into Common Shares. On November 1, 2013, the Company amended its articles of incorporation to reflect certain changes to items relating to board matters. The Company’s Common Shares were listed and posted for trading on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol, “NEPT”.

On June 9, 2022, we effected a one for thirty-five (1-for-35) reverse split of our common shares, which we refer to as the “Share Consolidation,” as approved by our Board of Directors. Trading of our common shares on both the TSX and NASDAQ on a post-consolidated basis commenced as of the open of markets on June 13, 2022. Neptune's common shares were voluntarily delisted from the TSX at the close of trading on August 15, 2022 but are still listed on the NASDAQ.

OUR PROPERTIES AND OPERATIONS

Our headquarters is located in leased offices in Laval, Québec. We also lease laboratory space in Laval, Quebec where testing and development of many of our products takes place. On December 5, 2022, our U.S. operations opened an office in Jupiter, Florida which will serve as the U.S. headquarters.

We owned a production facility in Sherbrooke, Quebec where we conducted our cannabis operations including laboratory testing until November 9, 2022, when it was sold in connection with the ASPA discussed above.

We also have leased offices in Vaudreuil, Province of Québec, Canada, which is unoccupied. The Vaudreuil offices were previously used for the Company’s Biodroga business. The Company intends to sub-lease the Vaudreuil offices.

BUSINESS STRATEGY

Neptune’s vision is to change consumer habits through the creation and distribution of environmentally friendly, ethical and innovative consumer product goods. Our mission is to redefine health and wellness and help humanity thrive by providing sustainable consumer focused solutions. Neptune has taken transformative actions to increase its sales, distribution and reach in both the business-to-business (“B2B”) and business-to-consumer (“B2C”) models in the consumer-packaged goods (“CPG”) market. Neptune has a dual go-to market B2B and B2C strategy focused on expanding its global distribution reach. The strategy sets Neptune apart from its competition and has started to yield consistent, long-term revenue opportunities for the Company.

The Company's long-term strategy is focused on the health and wellness sector with an emphasis on select CPG verticals, including Nutraceuticals, Beauty & Personal Care, and Organic Foods & Beverages. Neptune's current brand portfolio across these verticals include Sprout®, Neptune Wellness™, Forest Remedies®, and MaxSimil®.

On June 9, 2021, Neptune announced a multi-year licensing agreement between Sprout and CoComelon, the world's leading children's entertainment brand, owned and operated by Moonbug Entertainment. In addition, on July 27, 2021, an initial launch was announced for Sprout products into Canada, in Metro grocery stores in the province of Ontario. In September 2022, Sprout launched its up-age meal products.

Neptune’s future will be focused on brand creation, accelerating organic growth with emphasis on increased efficiency and margin expansion. This will be complimented by accretive acquisitions with a proven track record of operational excellence. On July 22, 2021, the Company launched Forest Remedies’ plant-based Omega 3-6-9 gummies and soft gels. Neptune is focused on expanding its exclusive Omega-3 delivery technology MaxSimil® while improving growth and profitability in its Nutraceuticals vertical. The MaxSimil® product lineup will be expanded with the launch of two new consumer products: MaxSimil® with CoQ10 and MaxSimil® with Curcumin. Additionally, the Company launched a new consumer line of Vitamin Sprays and Pumps for both children and adults with selected retail partners. To support anticipated accelerated growth, the Nutraceuticals U.S. sales force has been expanded to maximize awareness and distribution of the capabilities and expertise in nutraceuticals, including prebiotics and probiotics, proteins and other nutritional ingredients within this important vertical.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRODUCTS, PRINCIPAL MARKETS, METHODS OF DISTRIBUTION AND BRANDS

PRODUCTS

Our Nutraceutical, Beauty and Personal care products and Organic Foods and Beverages are manufactured by third party manufacturers. In order to meet demand for our products, we have developed relationships with selected contract manufacturers. For Biodroga we mainly buy all the raw materials we supply to our third party manufacturers Our largest co-manufacturers for Biodroga makes approximately 35% of our annual production requirements. For Sprout, 90 % of raw materials are purchased by the third party manufacturers based on our specifications. The largest Sprout co-manufacturer makes about 40% of our annual requirements. We believe that we are not dependent on any single contract manufacturer and that, if necessary, our current selected contract manufacturers could be replaced with minimal disruption to our operations.

Our quality control staff requires full disclosure on the part of our suppliers, and we periodically conduct on-site audits of their facilities. For strategic reasons, certain of our key raw materials are sourced from single suppliers. However, in the event that we were unable to source an ingredient from a current supplier, we believe that we could generally obtain the same ingredient or an equivalent from an alternative supplier, with minimal disruption to our operations.

Canadian Cannabis Products - Extracts and Formulations

We retrofitted our existing production facility located in Sherbrooke, Province of Québec, Canada to comply with Health Canada requirements under the Cannabis Act, in order to produce our cannabis extracts and formulations at our existing site. Our GMP (Good Manufacturing Practices, mandated by the Natural Health Products Directorate of Health Canada) production facility featured robust safety measures and equipment, which allows for enhanced manufacturing practices. We also operated a laboratory at the facility, which allowed us to conduct research, new product development and quality control analysis in-house.

As a condition for obtaining our license to produce cannabis oil under the Cannabis Act, Health Canada required multiple compliance measures to be taken, including the addition of physical barriers, visual monitoring, recording devices, intrusion detection, as well as other important controls around access to the Company’s existing Sherbrooke facility.

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to $3.7 million ($5,15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. On November 10, 2022, the Company filed a notice of cessation of cannabis activities with Health Canada and requested that its cannabis processing and research licenses be revoked. As of November 11, 2022, all cannabis was removed from the Sherbrooke facility and the Company no longer possesses or conducts any activities with cannabis, other than certain products produced for third party customers containing CBD in our nutraceutical business.

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

Organic Foods and Beverages

In February 2021, Neptune acquired a controlling interest in Sprout Foods, Inc., an organic plant-based baby food and toddler snack company. Sprout is an integral piece of Neptune’s health and wellness portfolio and represents a key brand within the Organic Foods and Beverages vertical. Since completing the Sprout acquisition, the Company has begun expansion efforts in Sprout’s distribution across substantially all of Target’s U.S. retail stores. The Company also announced, on July 27, 2021, the initial launch of Sprout products into Canada, in Metro grocery stores in the province of Ontario. Neptune further expects to launch Sprout products in North America throughout the remainder of the fiscal year. The Company expects the Neptune/Sprout combination to result in significant incremental revenue growth, with several near and long-term revenue synergy opportunities identified within Neptune’s existing relationships and current sales channels. As described above, Neptune also announced on June 9, 2021, an exclusive multi-year licensing agreement between Sprout and CoComelon, the #1 children’s entertainment and educational show in the world with more than 110 million subscribers worldwide. This co-branded product line is now available on Walmart.com and in 900 Walmart stores and has been very well-received. With this launch, Sprout Organics now sells into the top organic baby food retailers in the U.S., accounting for approximately 90 percent of the overall market.

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

OUR B2C BRAND PORTFOLIO STRATEGY

We are currently working on accelerating brand equity for our brand portfolio:

Biodroga™. Neptune, through its Biodroga subsidiary, provides product development and turnkey solutions (4PL) to its customers throughout North America. Biodroga offers a full range of services, whether it is leveraging our global network of suppliers to find the best ingredients or developing unique formulations that set our customers apart from their competition. Biodroga’s core products are MaxSimil, various Omega-3 fish oils and other nutritional products, as well as softgel solutions.

MaxSimil. Neptune’s has an exclusive license to use the patented nutritional ingredient, MaxSimil, an omega-3 fatty acid delivery technology that uses enzymes that mimic the natural human digestive system to predigest omega-3 fatty acids. The Journal of Nutrition by the Oxford University Press, recently released the results of a clinical study that evidences MaxSimil’s superior absorption as compared with standard fish oil supplements. MaxSimil was first introduced to the market in 2018, and is sold as a straight omega-3 supplement with standard and unique concentration of EPA/DHA. MaxSimil is also starting to be presented in combination with specialty ingredients such as Curcumin and Vitamin K2.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY

Our Nutraceutical, Beauty, Personal Care and Organic Food and Beverage businesses are subject to varying degrees of regulation by a number of government authorities in Canada and the U.S., Health Canada, including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various provincial, state and local agencies in areas where we operate and in which our products are sold also regulate our business. The areas of our business regulated by both these, and other authorities include, among others:

•
product claims and advertising.

•
product labels.

•
product ingredients.

•
how we manufacture, package, distribute, import, export, sell and store our products and

•
our classification as an essential business and our right to continue operations during government shutdowns.

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

Health Canada and he FDA also regulate the labeling and marketing of dietary supplements and nutritional products, including the following:

•
the identification of dietary supplements or nutritional products and their nutrition and ingredient labeling.

•
requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support.

•
labeling requirements for dietary supplements or nutritional products for which “high potency” and “antioxidant” claims are made.

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

Brand Names and Trademarks

Sprout®, NurturMe®, Nosh!®, Neptune Wellness™, MaxSimil®, Forest Remedies®, and Ocean Remedies® are trademarks of the Company.

Patent Applications

On August 9, 2018, Neptune filed two applications with the United States Patent and Trademark Office (USPTO) for patents related to the extraction of cannabis material. The extraction processes provide highly efficient methods to obtain cannabinoids and other desired compounds from the cannabis plant at a greater purity than conventional methods. Both processes are applicable to marijuana and hemp and have been incorporated into the Company’s GMP-certified extraction facility in Sherbrooke. The first patent application outlines a method of extracting and isolating compounds from plants of the Cannabis genus at low temperature by using a cold organic solvent. The second patent application similarly provides for a method for extracting compounds from cannabis at low temperature, but without the use of organic solvents. Specifically, this patent relates to a process for high recovery of cannabinoids and terpenes by using natural solvents. The patent applications were sold in connection with the sale of the Company's cannabis business pursuant to the ASPA, which closed on November 9, 2022.

Licenses

On November 27, 2017, Neptune entered into an exclusive, worldwide, and royalty-bearing licensing agreement for the use of the MaxSimil® technology, in combination with cannabis-derived products. This new agreement allows Neptune to research, manufacture, formulate, distribute, and sell monoglyceride omega-3-rich ingredients in combination with cannabis and/or cannabinoid-rich or hemp derived ingredients for medical and adult use applications. The Company believes the MaxSimil® technology has the ability to enhance absorption of lipid based and lipid soluble ingredients such as cannabinoids, essential fatty acids including EPA and DHA omega-3s, vitamins A, D, K and E, CoQ10 and others. This could be especially beneficial in increasing the absorption of ingredients which are not easily absorbed, such as CBD.

On June 9, 2021, Sprout Foods entered into a multi-year licensing agreement with Moonbug, providing Sprout with an exclusive license to utilize certain properties relating to CoComelon®, the world's leading children's entertainment brand, owned and operated by Moonbug, with Sprout products.

EMPLOYEES

As of September 30, 2022, we had 71 employees working at our business offices in Laval, at our facility in Sherbrooke or remotely down from 155 employees at June 30, 2022. Our employees possess specialized skills and knowledge, which we believe are valuable assets of the Company. As of September 30, 2022, 37 of our employees were in Canada while 34 were in the United States. We also had 8 temporary personnel. One of our employees was represented by a union. We consider our relations with our employees to be good and our operations have never been interrupted as the result of a labor dispute.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into three agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022 and March 2022. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern. Unless otherwise specified, all dollar amounts are in US dollars ("USD").

Closing of a $8,000,000 Registered Direct Offering

On March 14, 2022, Neptune announced that it had closed a registered direct offering with a single strategic consumer-focused institutional investor for the purchase and sale of (i) 528,572 common shares of the Company ("Common Shares") and (ii) 185,714 pre-funded warrants (the "Pre-Funded Warrants"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 714,286 Common Shares and Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 714,286 Common Shares. Each Common Share and the accompanying Common Warrants were sold together at a combined offering price of $11.20, and each Pre-funded Warrant and accompanying Common Warrants were sold together at a combined offering price of $11.20 , for aggregate gross proceeds of $8.0 million before deducting fees and other offering expenses. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0035 and were exercisable commencing on the closing date. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one-half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the closing date (collectively the "March Offering"). The Pre-Funded Warrants were exercised in full on March 29, 2022 for gross proceeds of $650.

Closing of a $5,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules

On June 23, 2022, Neptune announced that it had closed a registered direct offering with certain institutional investors for the purchase and sale of an aggregate of 1,945,526 common shares (or common share equivalents) of the Company, and accompanying two series of warrants to purchase up to an aggregate of 3,891,052 common shares per series of warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance, for aggregate gross proceeds of $5 million before deducting fees and other offering expenses. The pre-funded warrants issued in the offering were fully exercised on June 24, 2022, for $65. Additionally, on October 6, 2022, 972,763 Series C common share purchase warrants were amended to provide for an extended expiration date of June 23, 2029.

Expansion of the Existing Secured Promissory Notes

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes to expand from $22.5 million to a maximum of $37.5 million, allowing for up to $13 million of future lending. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million under the expanded Secured Promissory Notes to Sprout. This amount was received July 13, 2022. The maturity date of the note facility of February 1, 2024, is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The funds from the expanded facility are intended to be used for the general working capital needs of Sprout and the repayment of certain existing Sprout debt payable to Neptune. The existing and new Notes will bear interest at 10% per annum, increasing by 1.00% every three months during the term of the Secured Promissory Notes. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $0.6 million in connection with this expansion. On November 8, 2022, Sprout entered into an agreement to issue an additional $525,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note discussed. In connection with this financing, Neptune will issue common shares to the holders of these Secured Promissory Notes for a value of $105,000.

Closing of a $6,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules and Concurrent Private Placement

On October 6, 2022, Neptune announced that it entered into definitive agreements with institutional investors for the purchase and sale of 3,208,557 common shares of the Company (the "Common Shares") pursuant to a registered direct offering priced at-the-market under Nasdaq rules (the "Offering") and warrants to purchase up to 6,417,114 Common Shares (the "Warrants") in a concurrent private placement (the "Private Placement"). The combined purchase price for one Common Share and one Warrant is $1.87. The Warrants will have an exercise price of $1.62 per Common Share, will be exercisable immediately following the date of issuance and will expire five years from the date of issuance. The aggregate gross proceeds from the Offering and the concurrent Private Placement were approximately $6.0 million, before deducting fees and other estimated expenses, for net proceeds of approximately $5.7 million. The Offering and concurrent Private Placement closed on October 11, 2022.

Growth Drivers

We remain enthusiastic about the growth prospects of our business, with opportunity across all three of our core verticals. We have successfully made the transition to a fully integrated consumer packaged goods company with a diverse suite of better-for-you brands, available in some of the country's largest retail chains. At the same time, we are driving consumer relevance by pursuing the right strategic partnerships for co-branded product lines and expanding our product offerings in key wellness categories.

Major Distribution Gains

Since acquiring a majority stake in Sprout Organics in February 2021, we have expanded Sprout baby foods and toddler snacks substantially, both online and in store at major retailers like Target and Wal-Mart. Earlier in March 2022, we announced the launch of our Forest Remedies Multi Omega 3-6-9 line of supplements into more than 340 Sprouts Farmers Market stores across the U.S. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

Strategic Partnerships

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2022, we brought Walmart a first-of-its-kind collaboration between Sprout Organics and popular kids' entertainment platform CoComelon. This co-branded product line is now available on Walmart.com and in 900 Walmart stores and has been very well-received. With this launch, Sprout Organics now sells into the top organic baby food retailers in the U.S., accounting for approximately 90 percent of the overall market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing in Our Prospects

On November 15, 2021 we initiated a strategic review and made some big changes to get on track to becoming a profitable diversified CPG company. These actions have taken effect, and we are starting to see the results. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margin since transitioning to a CPG-focused model. We also had a positive gross margin in the second quarter of fiscal 2023. In addition, we also delivered four consecutive quarter of sequential revenue growth before a decrease in the fourth quarter of the year ended March 31, 2022 as well as a decrease in the second quarter of 2023. However, there can be no assurances that revenue growth will continue.

While the global market can be unstable during turbulent times, we are taking steps to ensure we remain well-positioned to execute against our stated plan: controlling our costs while pursuing high-growth opportunities. To that effect, Neptune announced on June 8, 2022, the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan focuses on two primary actions: (1) planned divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's CPG business. With the divestiture of its cannabis business, Neptune has renewed its focus on its core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability.

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.7 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. The completion of the divestiture of our cannabis business is a critical milestone in executing upon our strategy to become a leading CPG company. The sale of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure, as we focus on Sprout as the key growth driver for Neptune going forward.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, all assets and liabilities related to the Canadian cannabis business were respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Further information on those assets and liabilities can be found in note 2(d) of the condensed consolidated interim financial statements for the six-month period ended September 30, 2022. On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.7 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA, and were written-down accordingly.

Launch of a New CPG Focused Strategic Plan

On June 8, 2022, Neptune announced the launch of a new Consumer Packaged Goods ("CPG") focused strategic plan to reduce costs, improve the Company's path to profitability and enhance current shareholder value. This plan builds on the Company's initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) planned divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune's consumer products business. With the divestiture of its cannabis business, Neptune has renewed its focus on its core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability. The strategic plan is expected to lower costs and reduce global headcount by approximately 50%.

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

On June 14, 2022, Neptune announced the appointment of Raymond Silcock as Chief Financial Officer, effective July 25, 2022. Mr. Silcock, who is based out of Neptune's Jupiter, Florida office, previously served as Executive Vice President and Chief Financial Officer at Perrigo Plc, as well as CFO at Diamond Foods, The Great Atlantic and Pacific Tea Company, UST Inc., and Cott Corporation. In addition, he has previously served as Chair of both Audit and Strategy Committees on several Boards including Pinnacle Foods Inc, American Italian Pasta Company, Prestige Brands and Bacardi Limited. Mr. Silcock replaces Randy Weaver who was Interim CFO up to July 22, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions)

The following table sets out selected consolidated financial information.

	Three-month periods ended		Six-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Total revenues	11.987	12.519	28.259	22.597
Adjusted EBITDA[1]	(13.677)	(12.215)	(25.029)	(26.296)
Net loss	(37.288)	(12.102)	(43.792)	(30.958)
Net loss attributable to equity holders of the Company	(30.897)	(11.113)	(35.182)	(28.020)
Net loss attributable to non-controlling interest	(6.390)	(0.989)	(8.610)	(2.937)
Basic and diluted loss per share	(4.75)	(2.54)	(6.26)	(6.51)
Basic and diluted loss per share attributable to equity holders of the Company	(3.94)	(2.33)	(5.03)	(5.89)
Basic and diluted loss per share attributable to non-controlling interest	(0.81)	(0.21)	(1.23)	(0.62)

	As at September 30, 2022	As at March 31, 2022	As at March 31, 2021
	$	$	$
Total assets	65.013	104.955	186.948
Working capital[2]	(4.110)	7.071	54.718
Non-current financial liabilities	17.059	13.800	14.593
Equity attributable to equity holders of the Company	11.485	48.116	115.368
Equity attributable to non-controlling interest	4.112	12.722	22.178

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at September 30, 2022, March 31, 2022 and March 31, 2021 were $28.247, $37.388 and $89.528 respectively, and current liabilities as at September 30, 2022, March 31, 2022 and March 31, 2021 were $32.357, $30.317 and $34.809 respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL ANALYSIS

NON-GAAP FINANCIAL PERFORMANCE MEASURES

The Company uses one adjusted financial measure, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to assess its operating performance. This non-GAAP financial measure is presented in a consistent manner, unless otherwise disclosed. The Company uses this measure for the purposes of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. The measure also helps the Company to plan and forecast for future periods as well as to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to its GAAP financial statements, allows them to see the Company’s results through the eyes of Management, and to better understand its historical and future financial performance. Neptune’s method for calculating Adjusted EBITDA may differ from that used by other corporations.

A reconciliation of net loss to Adjusted EBITDA is presented below.

ADJUSTED EBITDA

Although the concept of Adjusted EBITDA is not a financial or accounting measure defined under US GAAP and it may not be comparable to other issuers, it is widely used by companies. Neptune obtains its Adjusted EBITDA measurement by excluding from its net loss the following items: net finance costs (income), depreciation and amortization, and income tax expense (recovery). Other items such as equity classified stock-based compensation, non-employee compensation related to warrants, impairment losses on non-financial assets, revaluations of derivatives, costs related to conversion from IFRS to US GAAP and other changes in fair values are also added back to Neptune's net loss. The exclusion of net finance costs (income) eliminates the impact on earnings derived from non-operational activities. The exclusion of depreciation and amortization, stock-based compensation, non-employee compensation related to warrants, impairment losses, revaluations of derivatives and other changes in fair values eliminates the non-cash impact of such items, and the exclusion of costs related to conversion from IFRS to US GAAP, together with the other exclusions discussed above, present the results of the on-going business. From time to time, the Company may exclude additional items if it believes doing so would result in a more effective analysis of underlying operating performance. Adjusting for these items does not imply they are non-recurring. For purposes of this analysis, the Net finance costs (income) caption in the reconciliation below includes the impact of the revaluation of foreign exchange rates.

In Q4 2022, the Company added the costs related to the conversion from IFRS to US GAAP as an adjustment to the definition of Adjusted EBITDA.

In the quarter ended September 30, 2022, the Company recast comparative Adjusted EBITDA to conform to the current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, D&O insurance and write-down of inventories and deposits.

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Six-month periods ended
	September 30, 2022	Recast - September 30, 2021	September 30, 2022	Recast - September 30, 2021

Net loss for the period	$(37.288)	$(12.102)	$(43.792)	$(30.958)
Add (deduct):
Depreciation and amortization	0.691	2.277	1.729	3.620
Revaluation of derivatives	1.808	(5.529)	(7.716)	(7.462)
Net finance costs (income)	(4.235)	(1.043)	(2.600)	0.595
Equity classified stock-based compensation	0.640	2.158	1.827	5.238
Non-employee compensation related to warrants	—	0.061	—	0.154
Impairment loss on long-lived assets	24.694	1.885	25.510	2.415
Change in revaluation of marketable securities	—	0.078	—	0.090
Income tax expense	0.013	—	0.013	0.012
Adjusted EBITDA[1]	$(13.677)	$(12.215)	$(25.029)	$(26.296)

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

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Six-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$0.671	$2.077	$5.727	$4.360
United States	11.097	10.253	22.029	17.812
Other countries	0.219	0.189	0.503	0.425
	$11.987	$12.519	$28.259	$22.597

The Company’s property plant and equipment, intangible assets, goodwill and assets held for sale are attributed to geographical locations based on the location of the assets.

				As at
				September 30, 2022
	Property, plant and equipment	Goodwill	Intangible assets	Assets held for sale
Canada	$1.056	$2.382	$1.793	$3.204
United States	1.089	11.972	16.000	—
Total	$2.145	$14.354	$17.793	$3.204

				As at
				March 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets	Assets held for sale
Canada	$20.725	$2.626	$2.353	$—
United States	0.723	19.542	19.302	—
Total	$21.448	$22.168	$21.655	$—

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

Revenues

Consolidated revenue summary, in millions of dollars:

	September 30,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	12.0	12.5	(0.5)	-4%
Six-month periods ended	28.3	22.6	5.7	25%

three-month period ended September 30, 2022 compared to September 30, 2021

Total consolidated revenues for the three-month period ended September 30, 2022 amounted to $12.0 million, a decrease of $0.5 million or 4% as compared to $12.5 million for the three-month period ended September 30, 2021. This decrease was primarily due to the Corporation having mostly exited the cannabis business ahead of selling all cannabis assets on November 9, 2022 and a decline in Nutraceutical Products. Cannabis sales were down $1.1 million versus prior year to $0.1 million. In addition, Nutraceutical Products sales in the quarter were $3.2 million, a decline of 22%, mainly due to shipment timing. Partially offsetting this decline, Organic Foods and Beverages revenues in Q2 FY 2023 were $8.4 million, a $1.4 million increase in comparison to the quarter ended September 30, 2021. The principal driver of this improvement was displays in 2,500 Walmart stores during the quarter.

six-month period ended September 30, 2022 compared to September 30, 2021

For the six-month period ended September 30, 2022, consolidated revenues totaled $28.3 million, an increase of $5.7 million or 25% compared to $22.6 million for the six-month period ended September 30, 2021. Cannabis sales of $3.2 million were up $0.8 million or 33%, Nutraceutical Products sales increased $1 million to $8.3 million while Organic Foods and Beverages sales were up $3.9 million to $16.5 million an increase of 30%. This latter increase was mainly attributable to the launch of Organic Foods and Beverages Sprout product at Walmart with displays in 2,500 stores as well as to the CoComelon introduction and distribution gains in all markets.

Geographic Revenues

Revenues for the current quarter decreased by $1.4 million or 68% in Canada, increased by $0.8 million or 8% in the United States and increased by $0.03 million or 16% for other countries (royalty revenues) as compared to the quarter ended September 30, 2021.

For the six-month period ended September 30, 2022, revenues increased by $1.4 million or 31% in Canada, increased by $4.2 million or 24% in the United States and increased by $0.08 million or 18% for other countries (royalty revenues) as compared to the six-month period ended September 30, 2021.

The decrease of revenue in Canada for the current quarter is mainly due to exiting our cannabis business as previously discussed although cannabis sales for the year-to-date were up. Increased first half year revenue in the United States is from sales growth of both Nutraceutical Products and Organic Foods and Beverages

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

Consolidated gross profit (loss) summary, in millions of dollars

	September 30,		Changes
	2022	2021	Changes in $	Changes in %
Three-month periods ended	1.1	(1.2)	2.3	194%
Six-month periods ended	(1.8)	(3.5)	1.7	49%

three-month period ended September 30, 2022 compared to September 30, 2021

The gross profit improvement, up from a loss in the same quarter last year, was mainly attributable to an improved product mix as well as continued cost control measures, which were partially offset by an inventory write down.

six-month period ended September 30, 2022 compared to September 30, 2021

For the six-month period ended September 30, 2022, the consolidated gross profit (loss) amounted to $(1.8) million compared to $(3.5) million for the six-month period ended September 30, 2021, an improvement of $1.7 million or 49% mainly attributable to increased sales and lower costs.

Gross Margin Percentage

For the three-month periods ended September 30, 2022 and 2021, the consolidated gross margin went from (9.4)% in 2021 to 9.2% in 2022. As for the six-month periods ended September 30, 2022 and 2021, the consolidated gross margin went from (15.5)% in 2021 to (6.3%) in 2022.

Changes in gross margins resulted from increased sales volumes in the first half of the fiscal year and price increases together with cost reductions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development (“R&D”) Expenses

three-month period ended September 30, 2022 compared to September 30, 2021

For the quarter ended September 30, 2022, the consolidated R&D expenses amounted to $0.2 million, compared to $0.1 million for the quarter ended September 30, 2021.

six-month period ended September 30, 2022 compared to September 30, 2021

Consolidated R&D expenses amounted to $0.4 million in the six-month period ended September 30, 2022, compared to $0.4 million for the same period last year.

Selling, General and Administrative (“SG&A”) Expenses

three-month period ended September 30, 2022 compared to September 30, 2021

Consolidated SG&A expenses for the quarter ended September 30, 2022, amounted to $15.9 million compared to $15.4 million for the same period the prior year, an increase of $0.5 million or 3%, primarily from severance and other expenses relating to restructuring offset by a reduction in stock-based compensation six-month period ended September 30, 2022, compared to September 30, 2021,

Regarding the six-month period ended September 30, 2022, compared to the same period in 2021, consolidated SG&A expenses amounted to $26.4 million compared to $31.5 million, a decrease of $5.1 million or 16%, primarily due to cost reductions from the restructuring and continued cost controls, partly offset by severance and other expenses relating to executing the restructuring.

Finance costs

three-month period ended September 30, 2022 compared to September 30, 2021

Net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $4.2 million for the quarter ended September 30, 2022, compared to a gain of $1.0 million for the three-month period ended September 30, 2021, a reduction of $3.2 million. The variation for this period is mainly attributable to foreign exchange impact.

six-month period ended September 30, 2022 compared to September 30, 2021

For the six-month period ended September 30, 2022, the net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $2.6 million, compared to a loss of $0.60 million for the six-month period ended September 30, 2021, an increase of $3.2 million for the six-month period ended September 30, 2022. The variation for this period is mainly attributable to foreign exchange impact.

Income taxes

For the three-month period ended September 30, 2022, income tax expense (recovery) was nominal. As entities are in carry forward loss positions, there is no impact to income taxes for the six-month period ended September 30, 2022.

Net loss

three-month period ended September 30, 2022 compared to September 30, 2021

For the quarter ended September 30, 2022, the net loss amounted to $37.3 million compared to a $12.1 million loss for the same quarter last year. This $25.2 million increase in net loss is primarily due to asset impairments of $24.7 million (intangible asset impairment $10.2 million and impairment of assets held for sale of $14.5 million) and a reduction in the fair value of derivatives of $7.3 million, partially offset by $3.0 million of inventory impairment and $3.1 million in unrealized foreign currency gains.

six-month period ended September 30, 2022 compared to September 30, 2021

The net loss for the six-month period ended September 30, 2022 totaled $43.8 million compared to $31.0 million for the six-month period ended September 30, 2021, an increase of $12.8 million or 29%. The increase is primarily due to asset impairments of $25.5 million (including intangible assets and assets held for sale), a loss on issuance of warrants of $2.1 million, partially offset by $6.2 million in favorable foreign currency adjustment, a reduction in SG&A of $5.0 million and a prior year impairment impact of $2.4 million.

Adjusted EBITDA

three-month period ended September 30, 2022 compared to September 30, 2021

Consolidated Adjusted EBITDA loss worsened by $1.5 million for the quarter ended September 30, 2022 to an Adjusted EBITDA loss of $13.7 million compared to $12.2 million loss for the same quarter last year. The increase in Adjusted EBITDA loss for the quarter is due to $4.0 million legal provision partially offset by an increase in margins.

six-month period ended September 30, 2022 compared to September 30, 2021

Consolidated Adjusted EBITDA loss improved by $1.3 million for the six-month period ended September 30, 2022 to an Adjusted EBITDA loss of $25.0 million compared to a $26.3 million loss for the same period last year. The decrease in Adjusted EBITDA loss for the six-month period is due to a reduction in gross loss and a reduction in costs, partially offset by $4.0 million legal provision.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three and six-month periods ended September 30, 2022 and 2021, in millions of dollars, was as follows:

	Six-month periods ended
	September 30,	September 30,
	2022	2021

Sources:
Proceeds from the issuance of shares through a Direct Offering	$5.000	$—
Proceeds from sale of property, plant and equipment	0.085	—
Increase in loans and borrowings	3.250	—
	8.335	—

Uses:
Acquisition of property, plant and equipment	0.602	0.525
Acquisition of intangible assets	—	0.436
Costs of issuance of shares	0.465	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	0.260	0.978
Foreign exchange loss on cash and cash equivalents held in foreign currencies	0.256	0.013
Cash flows used in operating activities	14.084	33.566
	15.667	35.518

Net cash (outflows)	$(7.332)	$(35.518)

Sources and Uses of Funds

three-month period ended September 30, 2022 compared to September 30, 2021

For the three-month period ended September 30, 2022, increase in loans and borrowings was $3.25 million and were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the three-month period ended September 30, 2021, there were no significant sources of funds. In the same period, funds were used for operating activities, primarily inventory procurement, payments for legacy Health and Wellness COVID-19 related products, salaries and professional fees, as well as acquisition and integration costs.

six-month period ended September 30, 2022 compared to September 30, 2021

For the six-month period ended September 30, 2022, the increase in loans and borrowings was $3.25 million and direct offerings of $5.0 million. The proceeds were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the six-month period ended September 30, 2021, there were no significant sources of funds. In the same period, uses of funds were for operating activities, primarily inventory procurement, payments for legacy Health and Wellness COVID-19 related products, salaries and professional fees, as well as acquisition and integration costs.

Direct Offering

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 1,300,000 common shares of the Company, 645,526 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 2,591,052 common shares warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering were $5.00 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The pre-funded warrants were fully exercised on June 24, 2022 for $65.

Secured Promissory Notes

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. MSEC was issued 372,670 common shares of Neptune, having a value of $0.6 million in connection with this commitment, for the payment of borrowing costs.

On September 9, 2022, Neptune's Sprout subsidiary entered in an new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $0.25 million Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares having a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES

Liquidity position

As at September 30, 2022, the Company’s liquidity position, consisting of cash and cash equivalents, was $1.4 million.

Liquidity and Capital Resources

Cash flows and financial condition for the three and six-month periods ended September 30, 2022 and 2021

Summary

As of September 30, 2022, cash and cash equivalent totaled $1.4 million, a decrease of $7.3 million or 84% compared to cash and cash equivalents totaling $8.7 million as of September 30, 2021.

Operating activities

For the three-month period ended September 30, 2022, increase in loans and borrowings was $3.25 million and the proceeds were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the three-month period ended September 30, 2021, there were no significant sources of funds. In the same period, funds were used for operating activities, primarily inventory procurement, payments for legacy Health and Wellness COVID-19 related products, salaries and professional fees, as well as acquisition and integration costs. For the six-month period ended September 30, 2022, the increase in loans and borrowings was $3 million and direct offerings of $5.0 million. The proceeds were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the six-month period ended September 30, 2022, the increase in loans and borrowings was $3.0 million and direct offerings of $5.0 million. The proceeds were for operating activities, primarily inventory procurement, salaries and professional fees.

For the six-month period ended September 30, 2021, there were no significant sources of funds. In the same period, uses of funds were for operating activities, primarily inventory procurement, payments for legacy Health and Wellness COVID-19 related products, salaries and professional fees, as well as acquisition and integration costs.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the quarter ended September 30, 2022, $0.6 million was used in investing activities. In the same period the prior year, $0.4 million was also used for investing activities. As for the six-month period ended September 30, 2022, $0.6 million was used in investing activities, compared to $1.0 million for the same period the prior year.

Financing activities

The Company has been successful in obtaining financing from public issuances and private placements. The Company also previously had a term facility for one of its subsidiaries, which was repaid in its entirety during the last quarter of fiscal year 2021 and since then, it has not incurred financing until the Registered Direct Offerings closed on March 14, 2022 ($8.0 million), June 23, 2022 ($5.0 million) and October 11, 2022 ($6.0 million). Other than the secured promissory notes issued by Sprout, the Company has limited debt.

The Company's current cash position will be sufficient to support its financial needs for only two to three months. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Furthermore, certain liabilities, such as the warrant liabilities, are dependent on Neptune’s share price and would only become payable if they are in the money. The warrants, if exercised, settle in common shares of the Company and therefore do impact on the Company’s cash. Unless exercised on a cashless basis (where permitted), warrant holders are required to pay the cash strike price to exercise the warrant and thus the exercise of warrants could result in a cash infusion to the Company.

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

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") agreed to commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $500,000, in connection with this commitment.

On September 9, 2022, Sprout entered in a new $250,000 Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $250,000 Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares for a value of $75,736 in connection with this Secured Promissory Note, for the payment of borrowing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 8, 2022, Sprout entered into an agreement to issue an additional $525,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC. In connection with this financing, Neptune will issue common shares to the holders of these Secured Promissory Notes for a value of $105,000.

Form S-3 Limitations

As a result of our inability to timely file this Quarterly Report under the Securities Exchange Act of 1934, as amended, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all periodic reports with the SEC for a period of twelve months. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity.

Equity

Equity consists of the following items (in millions):

	September 30,	March 31,
	2022	2022

Share capital	$321.770	$317.051
Warrants	6.080	6.080
Additional paid-in capital	56.306	55.981
Accumulated other comprehensive loss	(14.308)	(7.814)
Deficit	(358.364)	(323.182)
Total equity attributable to equity holders of the Company	$11.484	$48.116
Total equity attributable to non-controlling interest	4.112	12.722
Total equity	$15.596	$60.838

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at September 30, 2022:

						September 30, 2022
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$28.821	$28.821	$28.821	$—	$—	$—
Lease liabilities[1]	2.929	2.900	0.673	1.130	0.273	0.824
Loans and borrowings[2]	14.692	14.692	—	14.692	—	—
Other liability[3]	0.024	15.000	—	—	—	15.000
	$46.466	$61.413	$29.494	$15.822	$0.273	$15.824

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

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO is entitled to a grant of vested RSUs with a value of approximately $0.4 million. The balance of the liability accrual to the CEO is $0.4 million as at September 30, 2022, in trade and other payables. The revaluation of the liability amounted to gain (loss) of $(1,750) and $3.2 million for the three and six-month periods ended September 30, 2022 and were recorded into SG&A (2021 - losses of $1.7 million and $1.7 million, respectively). During the three and six-month periods ended September 30, 2022, settlements in RSUs were of $235,683 and $1.4 million respectively. The compensation is to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period to the former CEO. A provision of $0.5 million for royalty payments is included in the table above for amounts currently due but such obligation is not otherwise included in table above.

The Company has no significant off-balance sheet arrangements as at September 30, 2022, other than those mentioned above and the commitments disclosed in note 15 of the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2022 and 2021.

Please refer also to provisions disclosed in note 7, commitments disclosed in note 15(a) and legal proceedings in note 15(b) of the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2022 and 2021.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2022 and 2021, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2022 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2022 and 2021.

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

Critical accounting estimates are:

•

Estimating the write down of inventories

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses. As necessary, the Company records write-downs for excess, slow moving and obsolete inventory. To determine these amounts, the Company regularly reviews inventory quantities on hand and compares them to estimates of historical utilization, future product demand, and production requirements. Write-downs of inventories to net realizable value are recorded in cost of sales in the consolidated financial statements.

In the six-months ended September 30, 2022 and 2021, inventories have been reduced by $3.1 million and $3.0 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory in the three and six-month periods ended September 30, 2022 was related to cannabis products.

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

Most of the Company's customers are distributors for a given territory and are privately-held, provincially owned or publicly owned companies. The profile and credit quality of the Company’s customers vary significantly. Adverse changes in a customer’s financial position could cause the Company to limit or discontinue conducting business with that customer, require the Company to assume more credit risk relating to that customer’s future purchases or result in uncollectible accounts receivable from that customer. Such changes could have a material adverse effect on business, consolidated results of operations, financial condition and cash flows.

The Company’s extension of credit to customers involves judgment and is based on an evaluation of each customer’s financial condition and payment history. From time to time, the Company will temporarily transact with customers on a prepayment basis where circumstances warrant. The Company’s credit controls and processes cannot eliminate credit risk.

The expected credit loss for the quarters ended September 30, 2022 and 2021 were $0.02 million and $0.04 million, respectively. Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.

There were impairment triggers identified in the quarter ended September 30, 2022 which resulted in an impairment of goodwill and intangible assets of $10,164,000. There were no impairment triggers identified in the quarter ended September 30, 2021, and no impairment losses on goodwill, intangibles, and property, plant and equipment were recorded, except as noted in the following paragraph.

•
Estimating the fair value less costs to sell of our assets held for sale.

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Company had Canadian disposal group assets that met the criteria to be classified as held for sale. As at September 30, 2022, non-current assets related to the Canadian cannabis business are presented under assets held for sale on Neptune's balance sheet. Comparative balance sheet amounts have not been reclassified. The disposal group has been measured at fair value less cost to sell and impaired to reflect the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 for approximately $3,790,340 ($5,150,000 CAD), with expected cost to sell the Canadian cannabis disposal group asset in the amount of $586,783, for net assets held for sale of $3,203,557, resulting in impairment losses of $14,530,458 and $15,346,119 respectively for the three and six-month periods ended September 30, 2022. The transaction closed on November 9, 2022.

•
Estimating the revenue from contracts with customers subject to variable consideration. Refer to note 2(c) of the consolidated financial statements for more details).

The Company’s revenue-generating activities from the sale of products in the course of ordinary activities are recognized at a point in time when control of the products is transferred to the customer and the Company’s obligations have been fulfilled. The Company transfers control generally on shipment of the goods or in some cases, upon reception by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the Company’s product as specified in the customer contract. Certain of the Company’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances, the Company may also provide a retroactive price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Company estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand.

The Company recognizes a liability for sales refunds within other current liabilities with a corresponding decrease in revenues. Furthermore, the Company recognizes an asset for the value of inventory which is expected to be returned within prepaid expenses and other assets on the consolidated balance sheets with a corresponding reduction of cost of sale.

•
Judgment related to revenue recognition in determining whether the Company is the principal or the agent for the arrangements with suppliers of products the Company does not manufacture.

The Company may be involved with other parties, including suppliers of products, in providing goods or services to a customer when it enters into revenue transactions for the sale of products that it does not manufacture. In these instances, the Company must determine whether it is a principal in these transactions by evaluating the nature of its promise to the customer. The Company is considered to be a principal and records revenue on a gross basis if it controls a promised good before transferring that good to the customer. On the other hand, the Company records revenue as the net amount when it does not meet the criteria to be considered a principal.

•
Estimating the fair value of bonus-based on market conditions (note 10 of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 3.76% and a volatility of 76.49% for the six-month period ended September 30, 2022 (respectively 2.32% and 67.35% for the six-month period ended September 30, 2021). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

•
Judgment related to the recognition period to be used in recording stock-based compensation that is based on market and non-market conditions (notes 10 and 12 of the condensed consolidated interim financial statements)

On July 8, 2019, the Company granted 157,143 market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. The options vest after the attainment of market performance conditions within the following ten years. The market condition was factored into the fair value. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at September 30, 2022. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at September 30, 2022 and March 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Company, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants" and collectively, the "June 2022 Common Warrants"). Each common share and Pre-Funded Warrant and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance.

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

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2022 and 2021 are the same other than as disclosed, if any, in note 3 to the condensed consolidated interim financial statements.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	11,725,451
Share options	717,850
Deferred share units	4,308
Restricted share units	2,790
Warrants	11,236,559
Total number of securities	23,686,958

The Company’s common shares are being traded on NASDAQ Capital Market under the symbol ‟NEPT”. Effective August 15, 2022, the Company's common shares no longer trade on the TSX. Each option, restricted share, restricted share unit, deferred share unit and warrant is exercisable into one common share to be issued from the treasury of the Company.

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of September 30, 2022 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses in our internal control over financial reporting. This conclusion remains accurate at September 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not effectively design, implement and operate effective process-level control activities related to its key processes (such as the financial reporting process (including consolidation and journal entries), the purchase to pay process (including cutoff), the inventory process, the order to cash process and the equity process (financial instruments and stock-based compensation), account level assertions and disclosures, including entity level controls and information technology general controls (“ITGCs”).

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

For the quarter ended September 30, 2022, the following additional material weaknesses were identified:

•
Inability to prepare on a timely basis the financial statements, supporting accounting records and account reconciliations; and
•
Lack of sufficient complement of personnel with an appropriate level of knowledge and experience.

The conclusion of ineffective internal control over financial reporting remains accurate at September 30, 2022.

Changes in ICFR

For the quarter ended September 30, 2022, the Company experienced turnover in its accounting personnel which resulted in the identification of the additional material weaknesses noted above and therefore, the Company has concluded that there were changes in its ICFR that has materially affected or is reasonably likely to materially affect the Company’s ICFR for the three month period ended September 30, 2022. Our CEO and CFO have taken additional steps to assure that the financial statements as of and for the three and six-month periods ended September 30, 2022 are presented fairly in accordance with US GAAP.

Remediation Plan

Beginning during the year ended March 31, 2021, and under the direction of our CEO and CFO, we have been developing a comprehensive plan to remediate the identified material weaknesses. We began implementing certain measures as part of the remediation plan including: (i) development of a detailed remediation plan addressing the material weaknesses related to the control environment, risk assessment and monitoring, (ii) institution of policies and processes to support the functioning of internal controls over financial reporting, (iii) design of a comprehensive risk assessment process, (iv) process level and IT general controls design enhancement and (v) hiring of individuals with appropriate skills and experience.

The turnover in accounting personnel experienced in the three-month period ended September 30, 2022 has delayed the implementation of the remediation plan. We remain committed to the identification, design and implementation of steps still needed to remediate the material weaknesses in our internal controls and to ensure that our internal controls over financial reporting will be designed and operating effectively by:

•
Addressing the material weaknesses related to information and communication.
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
•
Reinforcing internal control and financial reporting expertise across the organization.
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

During the three-month and six-month periods ended September 30, 2022, except as set forth below there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report.

We may not be able to maintain our operations without additional funding.

As of September 30, 2022, Neptune had $1.4 million of cash and cash equivalents. We had negative cash flows from operating activities of $54.3 million during the twelve-month period ended March 31, 2022 and $14.1 million during the six-month period ended September 30, 2022. We may be unable to generate sufficient cash flow from operations or to obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money or issue equity, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. We may also try to raise the necessary capital through securities offerings, however these may entail significant downsides, due to limitations on use of registration statements on Form S-3. For more information on our inability to use Form S-3, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial and Capital Management—Capital Resources." Such offerings are subject to market conditions and are beyond our control.

If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform and efficient distribution channels. The inability of any supplier of raw materials, independent contract manufacturer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable.

We must also manage our third-party distribution, warehouse and transportation providers to ensure they are able to support the efficient distribution of our products to retailers. A disruption in transportation services could result in an inability to supply materials to our or our co-manufacturers’ facilities or finished products to our distribution centers or customers. Activity at third-party distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, natural disasters or financial issues affecting the third-party providers. In particular, the Russia-Ukraine war and recent labor market shortages impacting our industry have created operating challenges in making our products available to customers and consumers, and such challenges may persist.

Our future results of operations may be adversely affected by input cost inflation.

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Agricultural commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs

Our future results of operations may be adversely affected by the availability of natural and organic ingredients.

Our ability to ensure a continuing supply of natural and organic ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The natural and organic ingredients that we use in the production of our products (including, among others, vegetables, fruits, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, wildfires, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of natural and organic ingredients or increase the prices of those ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of recent extreme weather events, including historic droughts, heatwaves, extreme cold and flooding, presents an alarming trend. If our supplies of natural and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

We also compete with other manufacturers in the procurement of natural and organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for natural and organic products increases. This could cause our expenses to increase or could limit the amount of products that we can manufacture and sell.

We may not be successful in achieving savings and efficiencies from cost reduction initiatives and related strategic initiatives.

Our strategy includes identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of our identification of operating efficiencies, we may continue to seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio.

We may not be successful in fully implementing our productivity plans or realizing our anticipated savings and efficiencies, including potentially as a result of factors outside our control. Additionally, we may not be able to identify or negotiate divestiture opportunities on terms acceptable to us. If we are unable to fully realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our profitability may be materially and adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2022, we issued 36,765 common shares to one accredited investor in connection with a loan made to Sprout Foods, Inc. The issuance was made in reliance on an exemption from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act.

On October 11, 2022, the Company announced the closing of a registered direct offering of 3,208,557 of its Common Shares and warrants to purchase up to 6,417,114 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $1.87. The warrants have an exercise price of $1.62 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of approximately $6.0 million and net proceeds of $5.15 million after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, the Company expects to record the full proceeds to liabilities and a loss on initial recognition of approximately $1.0 million. Consequently, no value will be attributed to the common shares issued on October 11, 2022.

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

Neptune Wellness Solutions Inc.

Date: December 19, 2022	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)