Form 10-Q
period 2022-12-31
Neptune Wellness Solutions Inc.
filed 2023-03-30
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 29, 2023, was $5,998,170.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2023 was 11,996,340.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

neptune WELLNESS SOLUTIONS inc.

For the three and nine-month periods ended December 31, 2022 and 2021 neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three and nine-month periods ended December 31, 2022 and 2021

Financial Statements

Condensed Consolidated Interim Balance Sheets	6
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	7
Condensed Consolidated Interim Statements of Changes in Equity	8
Condensed Consolidated Interim Statements of Cash Flows	12
Notes to Condensed Consolidated Interim Financial Statements	14

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Balance Sheets

(Unaudited) (in U.S. dollars)

		As at	As at
	Notes	December 31, 2022	March 31, 2022

Assets

Current assets:
Cash and cash equivalents		$3,404,023	$8,726,341
Short-term investment		17,540	19,255
Trade and other receivables		4,919,568	7,599,584
Prepaid expenses		2,937,662	3,983,427
Inventories	4	16,942,808	17,059,406
Total current assets		28,221,601	37,388,013

Property, plant and equipment	5	1,862,667	21,448,123
Operating lease right-of-use assets		2,144,362	2,295,263
Intangible assets	6	17,343,178	21,655,035
Goodwill	6	14,396,380	22,168,288
Total assets		$63,968,188	$104,954,722

Liabilities and Equity

Current liabilities:
Trade and other payables		$21,984,254	$22,700,849
Current portion of operating lease liabilities		489,849	641,698
Deferred revenues		—	285,004
Provisions	7	5,936,933	1,118,613
Liability related to warrants	8	1,444,058	5,570,530
Total current liabilities		29,855,094	30,316,694

Operating lease liabilities		2,229,583	2,063,421
Loans and borrowings	9	15,936,658	11,648,320
Other liability	12(c)	23,000	88,688
Total liabilities		48,044,335	44,117,123

Shareholders' Equity:
Share capital - without par value (11,778,392 shares issued and outstanding as of December 31, 2022; 5,560,829 shares issued and outstanding as of March 31, 2022)	10(a)	321,791,727	317,051,125
Warrants	10(f)	6,117,600	6,079,890
Additional paid-in capital		57,303,078	55,980,367
Accumulated other comprehensive loss		(14,539,294)	(7,814,163)
Deficit		(357,075,395)	(323,181,697)
Total equity attributable to equity holders of the Company		13,597,716	48,115,522

Non-controlling interest	11	2,326,137	12,722,077
Total shareholders' equity		15,923,853	60,837,599

Commitments and contingencies	15
Subsequent events	18
Total liabilities and shareholders' equity		$63,968,188	$104,954,722

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

		Three-month periods ended		Nine-month periods ended
	Notes	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenue from sales net of excise taxes of nil and $643,476 (2021 - $746,870 and $1,127,569 )		$11,945,092	$14,371,095	$39,668,246	$36,502,490
Royalty revenues		263,816	276,670	766,736	701,330
Other revenues		—	20,164	32,996	61,249
Total revenues	16	12,208,908	14,667,929	40,467,978	37,265,069

Cost of sales other than impairment loss on inventories, net of subsidies of nil and nil (2021 - ($3,952) and $927,753 )		(10,328,349)	(13,026,604)	(37,293,901)	(36,109,528)
Impairment gain (loss) on inventories	4	—	12,765	(3,079,997)	(2,996,333)
Total Cost of sales		(10,328,349)	(13,013,839)	(40,373,898)	(39,105,861)
Gross profit (loss)		1,880,559	1,654,090	94,080	(1,840,792)

Research and development expenses		(28,836)	(301,645)	(451,121)	(652,421)
Selling, general and administrative expenses, net of subsidies of nil and nil (2021 - ($427)and $100,178 )	12(c)	(8,727,323)	(18,429,528)	(35,188,695)	(49,902,087)
Impairment loss related to intangible assets	6	—	—	(2,593,529)	—
Impairment loss related to property, plant and equipment	5	—	—	—	(2,404,459)
Impairment loss on assets held for sale	2(d)	—	—	(15,346,119)	—
Impairment loss on right of use assets		(271,057)	—	(271,057)	—
Impairment loss related to goodwill	6	—	—	(7,570,471)	—
Net gain on sale of property, plant and equipment		84,998	6,490	170,000	6,490
Loss from operating activities		(7,061,659)	(17,070,593)	(61,156,912)	(54,793,269)

Finance income		—	2,956	1,440	10,299
Finance costs		(1,362,776)	(363,466)	(2,658,305)	(1,180,368)
Loss on issuance of derivatives	8	(1,029,614)	—	(3,156,569)	—
Foreign exchange gain (loss)		524,571	(601,347)	6,545,401	(386,865)
Change in revaluation of marketable securities		—	(17,640)	—	(107,564)
Gain on revaluation of derivatives	8, 14	8,367,871	1,245,134	16,083,681	8,706,973
Gain on settlement of liability		66,169	—	66,169	—
		6,566,221	265,637	16,881,817	7,042,475
Loss before income taxes		(495,438)	(16,804,956)	(44,275,095)	(47,750,794)

Income tax (recovery) expense		(2,013)	50	(14,543)	(11,894)
Net loss		(497,451)	(16,804,906)	(44,289,638)	(47,762,688)

Other comprehensive loss
Net change in unrealized foreign currency gains (losses) on translation of net investments in foreign operations (tax effect of nil for all periods)		(231,490)	332,074	(6,725,131)	(384,432)
Total other comprehensive loss		(231,490)	332,074	(6,725,131)	(384,432)

Total comprehensive loss		$(728,941)	$(16,472,832)	$(51,014,769)	$(48,147,120)

Net income (loss) attributable to:
Equity holders of the Company		$1,288,110	$(15,009,015)	$(33,893,698)	$(43,029,506)
Non-controlling interest	11	(1,785,561)	(1,795,891)	(10,395,940)	(4,733,182)
Net loss		$(497,451)	$(16,804,906)	$(44,289,638)	$(47,762,688)

Total comprehensive income (loss) attributable to:
Equity holders of the Company		$1,056,620	$(14,676,941)	$(40,618,829)	$(43,413,938)
Non-controlling interest		(1,785,561)	(1,795,891)	(10,395,940)	(4,733,182)
Total comprehensive loss		$(728,941)	$(16,472,832)	$(51,014,769)	$(48,147,120)

Basic income (loss) per share attributable to:
Common Shareholders of the Company	13	$0.06	$(3.14)	$(4.01)	$(9.03)

Diluted income (loss) per share attributable to:
Common Shareholders of the Company	13	$0.06	$(3.14)	$(4.01)	$(9.03)

Basic weighted average number of common shares		11,030,838	4,781,190	8,462,761	4,765,762
Diluted weighted average number of common shares		11,094,967	4,781,190	8,462,761	4,765,762

The Company has removed certain captions compared to prior filings, as they are not required by US GAAP.

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		5,560,829	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(33,893,698)	(33,893,698)	(10,395,940)	(44,289,638)
Other comprehensive loss for the period		—	—	—	—	(6,725,131)	—	(6,725,131)	—	(6,725,131)
Total comprehensive loss for the period		—	—	—	—	(6,725,131)	(33,893,698)	(40,618,829)	(10,395,940)	(51,014,769)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	2,832,438	—	—	2,832,438	—	2,832,438
Common shares issued in connection with debt financing	9, 10(g)	409,435	645,921	—	—	—	—	645,921	—	645,921
Warrants reclassified from liability	8	—	—	37,710	—	—	—	37,710	—	37,710
Warrants exercised	8	384,446	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	269,599	2,325,681	—	(1,509,727)	—	—	815,954	—	815,954
Direct Offering, net of issuance costs	8	5,154,083	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		6,217,563	4,740,602	37,710	1,322,711	—	—	6,101,023	—	6,101,023

Balance as at December 31, 2022		11,778,392	$321,791,727	$6,117,600	$57,303,078	$(14,539,294)	$(357,075,395)	$13,597,716	$2,326,137	$15,923,853

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at September 30, 2022		8,516,894	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

Net loss for the period		—	—	—	—	—	1,288,110	1,288,110	(1,785,561)	(497,451)
Other comprehensive loss for the period		—	—	—	—	(231,490)	—	(231,490)	—	(231,490)
Total comprehensive loss for the period		—	—	—	—	(231,490)	1,288,110	1,056,620	(1,785,561)	(728,941)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	1,005,455	—	—	1,005,455	—	1,005,455
Warrants reclassified from liability	8	—	—	37,710	—	—	—	37,710	—	37,710
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	52,941	21,822	—	(8,588)	—	—	13,234	—	13,234
Direct Offering, net of issuance costs	8	3,208,557	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		3,261,498	21,822	37,710	996,867	—	—	1,056,399	—	1,056,399

Balance as at December 31, 2022		11,778,392	$321,791,727	$6,117,600	$57,303,078	$(14,539,294)	$(357,075,395)	$13,597,716	$2,326,137	$15,923,853

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

Net loss for the period		—	—	—	—	—	(43,029,506)	(43,029,506)	(4,733,182)	(47,762,688)
Other comprehensive loss for the period		—	—	—	—	(384,432)	—	(384,432)	—	(384,432)
Total comprehensive loss for the period		—	—	—	—	(384,432)	(43,029,506)	(43,413,938)	(4,733,182)	(48,147,120)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	6,251,713	—	—	6,251,713	—	6,251,713
Warrants in exchange of services rendered by non-employees	10(f)(i)	—	—	178,917	—	—	—	178,917	—	178,917
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	51,095	6,639,592	—	(7,618,291)	—	—	(978,699)	—	(978,699)
Total contributions by and distribution to equity holders		51,095	6,639,592	178,917	(1,366,578)	—	—	5,451,931	—	5,451,931

Balance as at December 31, 2021		4,783,185	$313,258,074	$6,079,890	$58,258,778	$(8,951,538)	$(291,239,458)	$77,405,746	$17,444,374	$94,850,120

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

		Attributable to equity holders of the Company
						Accumulated
						other comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at September 30, 2021		4,779,141	$312,187,161	$6,054,623	$58,316,478	$(9,283,612)	$(276,230,443)	$91,044,207	$19,240,265	$110,284,472

Net loss for the period		—	—	—	—	—	(15,009,015)	(15,009,015)	(1,795,891)	(16,804,906)
Other comprehensive income for the period		—	—	—	—	332,074	—	332,074	—	332,074
Total comprehensive income for the period		—	—	—	—	332,074	(15,009,015)	(14,676,941)	(1,795,891)	(16,472,832)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	12	—	—	—	1,013,795	—	—	1,013,795	—	1,013,795
Warrants in exchange of services rendered by non-employees	10(f)(i)	—	—	25,267	—	—	—	25,267	—	25,267
RSUs released, net of withholding taxes	10(d), 12(b)(ii)	4,044	1,070,913	—	(1,071,495)	—	—	(582)	—	(582)
Total contributions by and distribution to equity holders		4,044	1,070,913	25,267	(57,700)	—	—	1,038,480	—	1,038,480

Balance as at December 31, 2021		4,783,185	$313,258,074	$6,079,890	$58,258,778	$(8,951,538)	$(291,239,458)	$77,405,746	$17,444,374	$94,850,120

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

		Nine-month periods ended
	Notes	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss for the period		$(44,289,638)	$(47,762,688)
Adjustments:
Depreciation of property, plant and equipment		652,196	2,135,961
Non-cash lease expense		385,800	563,428
Amortization of intangible assets		1,352,787	2,436,219
Impairment loss on goodwill	6	7,570,471	—
Share-based payment	12	2,832,438	6,251,713
Impairment loss on inventories	4	3,079,997	2,996,333
Expected credit losses		496,846	1,978,705
Non-employee compensation related to warrants	10(f)(i)	—	178,917
Loss on issuance of derivatives		3,156,569	—
Net finance expense		2,656,865	1,170,069
Unrealized foreign exchange (gain) loss		(6,545,401)	10,568
Change in revaluation of marketable securities		—	107,564
Interest received		1,440	7,796
Interest paid		(215,019)	(961,463)
Gain on settlement of liability		(66,169)	—
Revaluation of derivatives		(16,083,681)	(8,706,973)
Impairment loss on property, plant and equipment	5	—	2,404,459
Impairment loss on assets held for sale	5	15,346,119	—
Impairment loss on right-of-use assets		271,057	—
Impairment loss on intangibles		2,593,529	—
Payment of lease liabilities		(253,795)	(236,802)
Income tax expense		14,543	11,894
Net gains from sale of property, plant and equipment		(170,000)	—
Changes in operating assets and liabilities		6,543,514	(6,394,409)
Income taxes paid		(360)	(11,894)
Net cash used in operating activities		(20,669,892)	(43,820,603)
Cash flows from investing activities:
Proceeds on sale of assets		170,000	—
Proceeds from the sale of Cannabis assets	2(d)	3,121,778	—
Acquisition of property, plant and equipment		(601,743)	(1,034,982)
Acquisition of intangible assets		—	(434,168)
Sales of Acasti shares	21	—	44,509
Net cash provided by (used in) investing activities:		2,690,035	(1,424,641)
Cash flows from financing activities:
Increase in loans and borrowings, net of financing fees		3,800,000	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		(574,153)	(978,699)
Gross proceeds from the issuance of shares and warrants through a Direct Offering	8	5,000,002	—
Proceeds from the issuance of shares and warrants through a Registered Direct Offering Priced At-The-Market and Concurrent Private Placement	8	6,000,002	—
Warrants issuance costs	8	(1,330,211)	—
Proceeds from exercise of options and pre-funded warrants	8	65	—
Net cash provided by (used in) financing activities:		12,895,705	(978,699)
Foreign exchange loss on cash and cash equivalents		(238,166)	(454,341)
Net decrease in cash and cash equivalents		(5,322,318)	(46,678,284)
Cash and cash equivalents, beginning of period		8,726,341	59,836,889
Cash and cash equivalents as at December 31, 2022 and 2021		$3,404,023	$13,158,605

Cash and cash equivalents is comprised of:
Cash		$3,404,023	$13,158,605

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2022 and 2021

Additional cash flow disclosure:

Changes in operating assets and liabilities:

	Nine-month periods ended
	December 31, 2022	December 31, 2021

Trade and other receivables	$2,489,793	$(2,541,426)
Prepaid expenses	798,493	(2,162,076)
Inventories	(2,544,635)	(2,720,569)
Trade and other payables	1,599,623	2,684,869
Deferred revenues	(285,006)	(303,765)
Provisions	4,550,934	(1,112,762)
Other liabilities	(65,688)	(238,680)
Changes in operating assets and liabilities	$6,543,514	$(6,394,409)

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

1. Reporting entity:

Neptune Wellness Solutions Inc. (the "Company" or "Neptune") is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Company is domiciled in Canada and its registered office is located at 100-545 Promenade du Centropolis, Laval, Québec. The condensed consolidated interim financial statements of the Company comprise the Company and its subsidiaries, Biodroga Nutraceuticals Inc. ("Biodroga"), SugarLeaf Labs, Inc. ("SugarLeaf"), 9354-7537 Québec Inc., Neptune Holding USA, Inc., Neptune Health & Wellness Innovation, Inc., Neptune Forest, Inc., Neptune Care, Inc. (formerly known as Neptune Ocean, Inc.), Neptune Growth Ventures, Inc., 9418-1252 Québec Inc., Neptune Wellness Brands Canada, Inc. and Sprout Foods, Inc. (“Sprout”). All subsidiaries are wholly-owned, except for Sprout for which the Company has a 50.1% interest.

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

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the nine-month period ended December 31, 2022, the Company incurred a net loss of $44.3 million and negative cash flows from operations of $20.7 million, and had an accumulated deficit of $357.1 million as of December 31, 2022. For the year ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at December 31, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $3.4 million and its total current liabilities exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due for certain suppliers.

The Company currently has no committed sources of financing available other than from the transactions completed after period-end from the debt financing and the accounts receivable factoring facility (see note 18).

As of the date these financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for the next one to two months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control. The Company’s business plan is dependent upon, among other things, its ability to achieve and maintain profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months. See note 18 regarding a new debt issuance in January 2023 and related waiver.

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

As a result of the divesture of its Canadian cannabis business, a significant portion of its remaining revenues, expenses, assets and liabilities are denominated in US dollars. In addition and as a result of the increasing operations in the U.S., Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

All assets and liabilities were reported using the same USD values as previously reported under the USD reporting currency described above. The cumulative translation account in Neptune was effectively frozen and the accumulated balance as at September 30, 2022 is carried forward. Changes in the cumulative translation account after October 1, 2022 relate to conversion of subsidiary financial statements whose functional currency is not USD. As of October 1, 2022, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified to equity on this date (see note 10(f)).

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

For the three-month periods ended December 31, 2022 and 2021

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
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 7).
(d)
Assets held for sale:

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Canadian cannabis disposal group assets met the criteria to be classified as held for sale. At September 30, 2022, the disposal group had been measured at fair value less cost to sell and impaired to reflect the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 for $3,790,340 ($5,150,000 CAD), with cost to sell the Canadian cannabis disposal group asset in the amount of $586,783, for net assets held for sale of $3,203,557, resulting in impairment losses of nil and $15,346,119 respectively for the three and nine-month periods ended December 31, 2022. The transaction closed on November 9, 2022.

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

(b)
New standards and interpretations not yet adopted:

Accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, ASU 2021-18 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the Company's consolidated financial statements and the Company does not intend to adopt ASU 2021-18 until its fiscal year beginning April 1, 2023.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 for its fiscal year beginning April 1, 2023, and the Company’s evaluation of the potential impact of adoption is in process.

(c) Assets held for sale:

The Company classifies long-lived assets or disposal groups to be sold as assets held for sale in the period in which all of the following conditions are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition of a completed sale within one year; the assets of disposal group are subject to an asset sale and purchase agreement (see notes 2(d)); and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets and liabilities directly associated with assets held for sale are measured at the lower of carrying amount and fair value less costs to sell immediately prior to their classification. Any loss resulting from this measurement is recognized in the period in which the held-for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of the sale.

Assets classified as held for sale, and the assets and liabilities included within the disposal group classified as held for sale are presented separately on the face of the balance sheet. Non-current assets that are classified as held for sale are not depreciated.

4. Inventories:

	December 31, 2022	March 31, 2022

Raw materials	$5,154,170	$7,920,190
Work in progress	—	1,016,916
Finished goods	11,433,593	7,974,690
Supplies and spare parts	355,045	147,610
	$16,942,808	$17,059,406

During the three and nine-month periods ended December 31, 2022, the Company recorded impairment losses of nil and $3,079,997 respectively (2021 – impairment losses of $2,996,333 and $2,996,333, respectively) as a result of inventory measurements to their net realizable value. The impairment loss during the nine-month period ended December 31, 2022 is related to cannabis inventories that were impaired because they were subsequently sold or expected to be sold at prices lower than costs.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

5. Property, plant and equipment:

As at September 30, 2022, property, plant and equipment related to the Canadian cannabis asset group were classified as assets held for sale on the balance sheet (refer to note 2(d)). As indicated in note 2(d), the Cannabis related assets were written down, resulting in impairment losses of nil and $15,346,119 respectively for the three and nine-month periods ended December 31, 2022.

During the three-month and nine-month period ended December 31, 2021 the Company recognized impairment losses of nil and $2,404,459, respectively. The Company impaired certain equipment of the Canadian cannabis long-lived assets to nil resulting in an impairment charge of $1,424,517 for the nine-month period ended December 31, 2021 and an impairment reversal gain of $10,243 for the three-month period ended December 31, 2021. In addition, the Company impaired the long-lived assets of the SugarLeaf reporting unit as they were no longer generating economic benefits. The fair value of these long-lived assets was established to be nil and as such an impairment charge of $979,942 was recorded during the nine-month period ended December 31, 2021.

6. Goodwill and intangible assets:

The Company assesses at each reporting date whether there is an indication that an asset group or a reporting unit may be impaired.

In the third quarter of 2022 due to the Company’s sustained decrease in share price, the Company concluded a triggering event occurred and performed a quantitative impairment test for the Sprout reporting unit. As part of the impairment testing process, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers) and overall financial performance of the Sprout reporting unit. Although management used its best estimate to assess the potential impact of the changes in the general economic conditions on the Company’s business, management exercised significant judgment to estimate forecasted cash flows and discount rate, using assumptions which are subject to significant uncertainties. Based on the results of the Company’s third quarter 2022 impairment analysis, the estimated fair value of the Sprout reporting unit exceeded its carrying value, and no impairment was recognized.

During the second quarter of 2022, there were changes in the general economic and financial conditions of the markets the Company serves. The Company’s Sprout reporting unit was adversely impacted during the second quarter of 2022 by these conditions, which impacted the operating results. Accordingly, management concluded that these factors were indicators of impairment.

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

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	December 31, 2022	March 31, 2022

Biodroga	$2,424,414	$2,625,851
Sprout	11,971,966	19,542,437
	$14,396,380	$22,168,288

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

The Company also identified a trigger of impairment related to its intangible assets and recorded impairment charges of nil and $2,593,529 respectively for Sprout trademarks during the three and six-month periods ended September 30, 2022. The fair value was determined using a relief from royalty discounted cash flow model.

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

As of December 31, 2022, a provision of $606,346 (March 31, 2022 - $362,809) has been recorded by the Company. During the three and nine-month periods ended December 31, 2022, the Company increased the provision by $64,415 and $281,244 respectively, recorded foreign currency translation adjustments of $9,317 and $(37,707) respectively, and made no payments to the Former CEO in relation to this provision. During the three and nine-month periods ended December 31, 2021, the Company increased the provision by $135,757 and $651,229 respectively, recorded foreign currency translation adjustments of $(6,061) and $3,750 respectively, and made payments totaling $7,515 and $1,763,991 respectively to the Former CEO in relation to this provision.

Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration took place in April 2022 and August 1, 2022. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at December 31, 2022 ($600,000 as at March 31, 2022).
(c)
A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the three-month period ended September 30, 2022, the Company made a payment of $187,025 to the supplier, and recorded foreign currency translation adjustments of $(12,496) . This provision was included in trade and other payables. The Company made the final payment on October 12, 2022. As at December 31, 2022, the balance of this payable was nil .
(d)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023 the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each are due 30 days and 60 days after the first payment. The rest is payable either in cash ($2,500,000) or in shares ($2,750,000) at Neptune's election, within 31 days after the Final Approval Order is entered. As of December 31, 2022, a provision and an expense within selling, general administration of $4,000,000 (March 31, 2022 - nil) has been recorded by the Company.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

(e)
As at December 31, 2022, the Company has various additional other provisions for legal fees obligations for an aggregate amount of $730,587 (March 31, 2022 – $155,804).

8. Liability related to warrants:

The Company has issued common shares, pre-funded warrants and warrants as part of its financing arrangements which are exercisable for a variable number of shares. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity. As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively (see note10(f)).

On October 11, 2022, the Company closed a registered direct offering ("October 2022 Direct Offering") of 3,208,557 of its Common Shares and warrants ("Series E Warrants") to purchase up to 6,417,114 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $1.87. The Series E Warrants have an exercise price of $1.62 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of $6,000,002 and net proceeds of $5,135,002 after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, which was determined using a Black-Scholes model, the Company recorded the full proceeds to liabilities, with an initial liability of $7,029,614 and a loss on initial recognition of $1,029,614. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares. Total issue costs related to this offering of $865,000 were recorded under finance costs.

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

Changes in the value of the liability related to the warrants for the nine-month period ended December 31, 2022 and 2021 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2021	497,355	$10,462,137
Revaluation		(8,853,111)
Movements in exchange rates		32,916
Outstanding as at December 31, 2021	497,355	1,641,942

Outstanding as at March 31, 2022	1,925,929	$5,570,530
Warrants issued during the period	10,308,166	14,156,571
Warrants exercised during the period	(1,173,970)	(1,769,000)
Warrants reclassified to equity during the period	(497,355)	(37,710)
Revaluation gain		(16,083,681)
Movements in exchange rates		(392,652)
Outstanding as at December 31, 2022	10,562,770	1,444,058

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

The following table provides the relevant information on the outstanding warrants as at December 31, 2022:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

Series A Warrants	March 14, 2022	714,287	714,287	$11.20	September 14, 2027
Series B Warrants	March 14, 2022	714,287	714,287	$11.20	March 14, 2028
Series C Warrants	June 23, 2022	771,556	771,556	$2.32	June 23, 2027
Series C Warrants	June 23, 2022	972,763	972,763	$2.32	June 23, 2029
Series D Warrants	June 23, 2022	972,763	972,763	$2.32	June 24, 2024
Series E Warrants	October 11, 2022	6,417,114	6,417,114	$1.62	October 11, 2027

		10,562,770	10,562,770	$3.10

The holders of warrants listed above will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the respective nine-month periods is presented in the following tables:

	2020 Warrants		2021 Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Balance - beginning of period	$309,769	$6,174,137	$306,704	$4,288,000

Warrants reclassified to equity during the period	(19,058)	—	(18,652)	—
Change in fair value to date of transfer to equity	(279,056)	(5,300,014)	(276,527)	(3,553,097)
Translation effect	(11,655)	20,701	(11,525)	12,215

Balance - end of period	$—	$894,824	$—	$747,118

	Series A Warrants		Series B Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Balance - beginning of period	$3,270,816	$—	$1,683,241	$—

Change in fair value	(3,099,783)	—	(1,622,926)	—
Translation effect	(136,418)	—	(59,975)	—

Balance - end of period	$34,615	$—	$340	$—

	Series C Warrants		Series D Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Balance - beginning of period	$—	$—	$—	$—

Warrants issued during the period	4,046,836	—	3,080,121	—
Warrants exercised during the period	(365,224)	—	(1,403,776)	—
Change in fair value	(3,339,370)	—	(1,337,675)	—
Translation effect	(121,760)	—	(51,319)	—

Balance - end of period	$220,482	$—	$287,351	$—

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

	Series E Warrants
	December 31, 2022	December 31, 2021

Balance - beginning of period	$—	$—

Warrants issued during the period	7,029,614	—
Change in fair value	(6,128,344)	—

Balance - end of period	$901,270	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Share price	N/A	$14.35	N/A	$14.35
Exercise price	N/A	$78.75	N/A	$78.75
Dividend yield	N/A	—	N/A	—
Risk-free interest	N/A	1.10%	N/A	1.22%
Remaining contractual life (years)	N/A	3.81	N/A	4.64
Expected volatility	N/A	80.4%	N/A	79.2%

	Series A Warrants		Series B Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Share price	$0.32	$—	$0.32	$—
Exercise price	$11.20	$—	$11.20	$—
Dividend yield	—	—	—	—
Risk-free interest	4.02%	—	4.75%	—
Remaining contractual life (years)	4.71	—	0.71	—
Expected volatility	94.2%	—	135.7%	—

	Series C Warrants		Series D Warrants
	December 31, 2022	June 23, 2022 (Grant date)	December 31, 2022	June 23, 2022 (Grant date)

Share price	$0.32	$2.90	$0.32	$2.90
Exercise price	$2.32	$2.32	$2.32	$2.32
Dividend yield	—	—	—	—
Risk-free interest	4.05%	3.38%	4.58%	3.21%
Remaining contractual life (years)	4.48	5.00	1.48	2.00
Expected volatility	94.1%	84.0%	112.4%	88.7%

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

	Series E Warrants
	December 31, 2022	October 11, 2022 (Grant date)

Share price	$0.32	$1.54
Exercise price	$1.62	$1.62
Dividend yield	—	—
Risk-free interest	4.02%	4.14%
Remaining contractual life (years)	4.78	5.00
Expected volatility	93.6%	90.4%

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

9. Loans and borrowings:

	December 31, 2022	March 31, 2022

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

	$15,261,355	$11,648,320

Promissory note of $250,000 issued by Sprout on August 26, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion.	201,428	—

Promissory notes totaling $550,000 issued by Sprout on November 8, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing December 31, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion.	473,875	—

	15,936,658	11,648,320
Less current portion of loans and borrowings	—	—
Loans and borrowings	$15,936,658	$11,648,320

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

For the three-month periods ended December 31, 2022 and 2021

On August 26, 2022, Sprout entered into an additional $250,000 Secured Promissory Note, which is on the same terms as the Secured Promissory Note entered into with MSEC discussed above. Neptune issued 36,765 common shares for a value of $75,736 in connection with this Secured Promissory Note in connection with this commitment.

On November 8, 2022, Sprout entered into three agreements to issue an additional aggregate $550,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC discussed above. In connection with these financings, Neptune issued 146,330 common shares for a value of $96,578 to the holders of these Secured Promissory Notes on February 15, 2023.

During the three and nine-month periods ended December 31, 2022, interest expense of $311,679 and $786,311 respectively were recognized on loans and borrowings (2021 - $252,055 and $756,888). All covenants for the loans and borrowings outstanding as at December 31, 2022 and March 31, 2022 were respected.

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

All issued shares are fully paid.

(b)
Share options exercised:

During the three and nine-month periods ended December 31, 2022 and 2021, Neptune issued no common shares of the Company upon exercise of stock options.

(c)
DSUs released:

During the three and nine-month periods ended December 31, 2022 and 2021 , Neptune issued no common shares of the Company for the release of DSUs to former and current members of the Board of Directors.

(d)
RSUs released:

During the nine-month period ended December 31, 2022, Neptune issued 269,599 common shares of the Company for RSUs released to the CEO as part of his employment agreement at a weighted average price of $5.60 per common share. The Company, with the consent of the CEO delayed issuance of an additional 173,493 RSUs. Withholding taxes of $815,953 were paid by the Company pursuant to the issuance of these RSUs.

During the nine-month period ended December 31, 2021, Neptune issued 51,095 common shares of the Company to the CEO as part of his employment agreement at a weighted average price of $155.05 per common share. Withholding taxes of $978,699 were paid by the Company pursuant to the issuance of these RSUs, resulting in the Company not issuing an additional 27,133 RSUs.

(e)
Restricted shares:

During the three and nine-month periods ended December 31, 2022 and 2021, Neptune issued no restricted common shares of the Company to employees.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

(f)
Warrants:

As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively. The reclassification did not impact the net earnings for the period.

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

Changes in the value of equity related to the warrants were as follows:

	December 31, 2022		December 31, 2021
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2022 and 2021	$325.34	176,429	$325.34	176,429
Issued	0.0001	645,526	—	—
Reclassification from liability related to warrants	78.75	497,355	—	—
Exercised	0.0001	(645,526)	—	—
Warrants outstanding at December 31, 2022 and December 31, 2021	$120.36	673,784	$325.34	176,429

Warrants exercisable at December 31, 2022 and December 31, 2021	$143.32	673,784	$325.34	176,429

Warrants of the Company classified as equity are composed of the following as at December 31, 2022 and March 31, 2022:

			December 31, 2022			March 31, 2022
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	1,630,210	57,143	57,143	1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
2020 Warrants (iii)	300,926	300,926	19,058	—	—	—
2021 Warrants (iv)	196,429	196,429	18,652	—	—	—
	673,784	673,784	$6,117,600	176,429	176,429	$6,079,890
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. No expense was recognized during the three and nine-month periods ended December 31, 2022 (2021 - $25,267 and $178,917 respectively) under the research and development expenses.
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
(iii)
During the year ended March 31, 2021, Neptune issued a total of 300,926 warrants (“2020 Warrants”) with an exercise price of $78.75 expiring on October 22, 2025. The warrants, issued as part of the Private Placement entered into on October 20, 2020, are exercisable beginning anytime on or after April 22, 2021 until October 22, 2025. Initially classified as liability, the 2020 Warrants which had a fair value of $19,058 were reclassified as equity on October 1, 2022 as a result of the change in functional currency. The holders of these warrants will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

(iv)
On February 19, 2021, the Corporation issued 196,429 warrants (“2021 Warrants”) with an exercise price of $78.75 expiring on August 19, 2026. The warrants, issued as part of a Registered Direct Offering entered into on February 17, 2021, are exercisable beginning anytime on or after August 19, 2021 until August 19, 2026. Initially classified as liability, the 2021 Warrants which had a fair value of $18,652 were reclassified as equity on October 1, 2022 as a result of the change in functional currency. The holders of these warrants will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.
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

On September 9, 2022, Neptune issued 36,765 common shares for a value of $75,736 in connection with a new $250,000 Secured Promissory Notes that were issued by Sprout, for the payment of borrowing costs.

11. Non-controlling interest:

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended		Nine-month period ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenue from contracts with customers	$8,380,966	$6,791,703	$24,903,038	$19,456,048
Cost of sales	(7,825,211)	(7,020,841)	(23,748,469)	(19,914,902)
Selling, general and administrative expenses	(3,184,805)	(2,185,582)	(9,412,606)	(7,157,115)
Impairment loss on goodwill and intangible assets	—	—	(10,164,000)	—
Finance costs	(934,685)	(1,184,310)	(2,396,967)	(1,857,471)
Loss before tax	(3,563,735)	(3,599,030)	(20,819,004)	(9,473,440)
Income tax (expense) recovery	(14,543)	50	(14,543)	(11,894)
Net loss	(3,578,278)	(3,598,980)	(20,833,547)	(9,485,334)
Total comprehensive loss	(3,578,278)	(3,598,980)	(20,833,547)	(9,485,334)
Loss attributable to the subsidiary's non-controlling interest	(1,785,561)	(1,803,089)	(10,395,940)	(4,752,152)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(1,785,561)	$(1,795,891)	$(10,395,940)	$(4,733,182)

Summarized statement of balance sheets:

	December 31, 2022	March 31, 2022
Current assets	$13,911,380	12,260,375
Non-current assets	28,184,381	39,000,367
Current liabilities	8,010,791	5,991,483
Non-current liabilities	34,454,862	25,362,259
Total equity	(369,892)	19,907,000
Attributable to:
Equity holders of the Company	$(2,696,029)	$7,184,923
Non-controlling interest	2,326,137	12,722,077

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

Summarized statement of cash flow:

	Three-month period ended		Nine-month period ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cash flow used in operating activities	$(1,873,210)	$(531,533)	$(5,798,310)	$(8,605,043)
Cash flow used in investment activities	—	(55,519)	—	(56,765)
Cash flow from financing activities(1)	1,999,408	859,130	5,249,408	8,831,765
Net increase (decrease) in cash and cash equivalents	$126,198	$272,078	$(548,902)	$169,957
(1) Cash flow from financing activities is partially provided through intercompany advances.

12. Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of $1,005,455 and $2,832,438 were recognized on equity share based awards and expenses of $110,859 and $3,263,437 on liability based awards in the consolidated statement of loss and comprehensive loss for the three and nine-month periods ended December 31, 2022 respectively (2021 - equity expenses of $1,013,795 and $6,251,713 respectively) and nil for liability based awards for the three and nine-month periods ended December 31, 2021.

As at December 31, 2022, the Company had the following share-based payment arrangements:

(a)
Company stock option plan:
(i)
Stock option plan:

The Company has established a stock option plan for directors, officers, employees and consultants. The exercise price of the stock options granted under the plan is not lower than the closing price of the common shares listed on the Nasdaq on the eve of the grant. The terms and conditions for acquiring and exercising options are set by the Board of Directors, subject to, among others, the following limitations: the term of the options cannot exceed ten years and every stock option granted under the stock option plan will be subject to conditions no less restrictive than a minimum vesting period of 18 months and a gradual and equal acquisition of vesting rights at least on a quarterly basis. The Company’s stock-option plan allows the Company to issue a number of stock options not exceeding 15% of the number of common shares issued and outstanding at the time of any grant. The total number of stock options issuable to a single holder cannot exceed 5% of the Company’s total issued and outstanding common shares at the time of the grant, provided that the maximum number of stock options issuable to a single consultant cannot exceed 2% of the Company's total issued and outstanding common shares at the time of the grant.

The number and weighted average exercise prices of stock options are as follows:

		2022		2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1st, 2022 and 2021		$37.41	306,321	$65.91	121,208
Granted		1.60	229,715	29.97	220,125
Forfeited/Cancelled		16.00	(65,361)	37.82	(86,815)
Expired		50.71	(47,033)	90.20	(7,143)
Options outstanding at December 31, 2022 and 2021		$18.55	423,642	$45.10	247,375

Options exercisable at December 31, 2022 and 2021		$39.25	131,119	$56.59	98,387

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

				December 31, 2022

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$1.55 - $1.59	4.63	115,715	19,048	1.55
$1.60 - $6.07	4.74	114,000	—	—
$6.08 - $27.90	3.71	106,431	57,621	25.51
$27.91 - $42.96	3.55	28,669	10,804	30.23
$42.97 - $157.38	7.21	58,827	43,646	76.08
		423,642	131,119

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumptions. The Company granted respectively no options and 114,000 options to non-employees during the three and nine-month periods ended December 31, 2022 (none for the three and nine-month periods ended December 31, 2021) resulting in a $128,680 and a nil stock-based compensation expense, respectively for the nine-month periods ended December 31, 2022 and 2021.

Nine-month periods ended
Black Sholes assumptions used	December 31, 2022	December 31, 2021

Share price	$10.50-$155.05	$18.20-$155.05
Exercise price	$10.50-$155.05	$19.25-$155.05
Dividend yield	nil	nil
Risk-free interest	0.13% - 2.04%	0.13% - 2.04%
Expected life (years)	3.54	3.47
Expected volatility	53.52% - 91.94%	53.52% - 86.04%

Stock-based compensation recognized under this plan amounted to $299,406 and $774,679 respectively for the three and nine-month periods ended December 31, 2022 (2021 - $162,735 and $1,598,378). Unrecognized compensation cost at December 31, 2022 is $399,386 with a weighted average period remaining of 1.03 years (2021 - $1,584,133 with a weighted average period remaining of 1.29 years).

(ii)
Non-market performance options:

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date). None of these non-market performance options have vested as at December 31, 2022. These options were not exercisable as at December 31, 2022 and 2021.

No stock-based compensation expense was recognized during the three and nine-month periods ended December 31, 2022 (three and nine-month periods ended December 31, 2021- $99,849 and $301,013 respectively).

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

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

The number and weighted average exercise prices of market performance options are as follows:

		2022			2021
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2022 and 2021		$155.05	157,142	$155.05	157,142
Options outstanding at December 31, 2022 and 2021		$155.05	157,142	$155.05	157,142

Options exercisable at December 31, 2022 and 2021		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $573,588 and $1,776,579 respectively for the three and nine-month periods ended December 31, 2022. Stock-based compensation expenses of $618,162 and $1,863,558 were recognized for three and nine-month periods ended December 31, 2021 respectively. Unrecognized compensation cost at December 31, 2022 is $9,484,197 with a weighted average period remaining of 6.76 years (2021 - $12,610,370 with a weighted average period remaining of 7.76 years).

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

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2022 and 2021		$66.45	4,308	$63.00	1,202
DSUs outstanding at December 31, 2022 and 2021		$66.45	4,308	$19.00	4,308

DSUs exercisable at December 31, 2022 and 2021		$66.45	4,308	$48.18	1,976

Of the 4,308 DSUs outstanding as at December 31, 2022 (2021 – 4,308), 1,555 DSUs vested during the nine-month period ended December 31, 2021 upon services to be rendered during a period of twelve months from date of grant (2021 – 1,108). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $— and $13,025 respectively for the three and nine-month periods ended December 31, 2022. Stock-based compensation expenses of $23,928 and $29,235 were recognized for three and nine-month periods ended December 31, 2021 respectively.

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal instalments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the nine-month period ended December 31, 2022 was $3.31 per unit.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

			2022		2021
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2022 and 2021		$59.75	25,038	$92.08	95,845
Granted		3.31	436,449	—	11,751
Forfeited		19.25	(15,606)	—	(2,858)
Released through the issuance of common shares	10(d)	5.60	(269,599)	155.05	(51,095)
Withheld as payment of withholding taxes	10(d)	5.60	(173,493)	155.05	(27,133)
RSUs outstanding at December 31, 2022 and 2021		$60.04	2,789	$148.49	26,510

Stock-based compensation recognized under this plan amounted to $132,461 and $268,155 respectively for the three and nine-month periods ended December 31, 2022. Stock-based compensation expenses of $109,121 and $2,459,529 were recognized for three and nine-month periods ended December 31, 2021 respectively. There is no unrecognized compensation cost at December 31, 2022 (2021 - $501,720 unrecognized compensation cost with a weighted average remaining life of 0.76 years).

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

The balance of the liability accrual to the CEO is $8,587 (including withholding taxes) as at December 31, 2022, in trade and other payables. The revaluation of the liability amounted to a loss of $110,859 and a gain of $3,263,437 respectively for the three and nine-month periods ended December 31, 2022 and were recorded into selling, general and administrative expenses (2021 – nil for both periods). During the three and nine-month periods ended December 31, 2022, settlements in RSUs were of $132,681 and $1,555,585 respectively. The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at December 31, 2022, the liability related to this long-term incentive of $23,000 ($88,688 as at March 31, 2022) is presented in Other liability in the consolidated balance sheets. During the nine-month period ended December 31, 2022, a recovery of $65,688 (2021 - a recovery of $238,155) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss. During the three-month period ended December 31, 2022, the Company recorded a recovery of $1,000 (2021 - a recovery of $85,468).

13. Income (Loss) per share:

The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to equity holders and that determines basic net income per share for each class of stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to equity holders. A participating security is defined as a security that may participate in undistributed earnings with shares.

The Company’s capital structure includes securities that participate with shares on a one-for-one basis for distribution of dividends. The following classes of warrants are considered participating securities as they are entitled to participate in dividend distributions alongside equity holders for which the two-class method is applied in computing earnings per share: Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, 2020 Warrants and 2021 Warrants. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method. The issued and unexercised liability and equity classified warrants do not participate in losses of the Company, thus an allocation of losses is not performed when the Company is in a loss position.

The effects of options, DSUs, RSUs and warrants are excluded from the calculation of diluted loss per share for periods in which a company sustains a loss. Accordingly, diluted loss per share was the same as basic loss per share, except for the three-month period ended December neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

31, 2022, because the Company has incurred losses in each of the other periods presented. All outstanding options, DSUs, RSUs and warrants could potentially be dilutive in the future.

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net income (loss) attributed to equity holders	$1,288,110	$(15,009,015)	$(33,893,698)	$(43,029,506)
Less: Undistributed earnings attributed to warrant holders	(631,070)	—	—	—
Basic net income (loss) attributed to common shareholders	$657,040	$(15,009,015)	$(33,893,698)	$(43,029,506)

Dilutive net income (loss) attributed to common shareholders	$657,040	$(15,009,015)	$(33,893,698)	$(43,029,506)

Basic weighted-average number of common shares outstanding	11,030,838	4,781,190	8,462,761	4,765,762
Effect of dilutive securities
Options, RSU's, DSU's	64,129	—	—	—
Dilutive weighted-average number of common shares outstanding	11,094,967	4,781,190	8,462,761	4,765,762

Net income (loss) per share attributable to common shareholders of the Company
Basic earnings (loss) per share	$0.06	$(3.14)	$(4.01)	$(9.03)
Dilutive earnings (loss) per share	$0.06	$(3.14)	$(4.01)	$(9.03)

The following table summarizes outstanding securities not included in the computation of diluted net income (loss) per share as the effect would have been anti-dilutive for each respective period.

	Three-month periods ended		Nine-month periods ended
Securities	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Options, RSU's, DSU's	523,752	435,335	587,881	435,335
Warrants	11,236,554	673,784	11,236,554	673,784

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022:

		December 31, 2022
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	8	$—	$—	$1,444,058	$1,444,058
Total		$—	$—	$1,444,058	$1,444,058

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

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

On February 10, 2021, Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. On December 31, 2022 and March 31, 2022, the Call Option was measured based on level 3 inputs to nil. For the three and nine-month periods ended December 31, 2022, the Company recorded gains on re-measurement of nil (2021 - losses of $(376,753) and $(146,138) respectively).

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

15. Commitments and contingencies:

(a)
Commitments:
(i)
On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $1,148,564. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive.
(ii)
On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $606,346 for royalty payments has been recognized as of December 31, 2022 ($362,809 as at March 31, 2022). Refer to note 7.
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

For the three-month periods ended December 31, 2022 and 2021

(b) Contingencies:

In the normal course of business, the Company is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at December 31, 2022 ($600,000 as at March 31, 2022).
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

In addition to the consumer class actions discussed above, Sprout is currently named in three lawsuits (filed in California State Court on June 16, 2021, filed in Hawaii State Court on January 9, 2023 and filed in Nevada Federal Court on March 3, 2023, respectively) alleging some form of personal injury from the ingestion of Sprout’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism spectrum disorder and attention deficit hyperactivity disorder. Sprout denies that its Products contributed to any of these injuries. In addition, the Office of the Attorney General for the District of Columbia (“OAG”) sent a letter to Sprout dated October 1, 2021, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter.

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

For the three-month periods ended December 31, 2022 and 2021

16. Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Canada	$1,347,700	$4,560,116	$7,074,759	$8,920,392
United States	10,597,392	9,831,143	32,626,483	27,643,347
Other countries	263,816	276,670	766,736	701,330
	$12,208,908	$14,667,929	$40,467,978	$37,265,069

Long-lived assets of the Company are located in the following geographical location:

	December 31, 2022	March 31, 2022
Canada	$536,905	$20,724,674
United States	1,325,762	723,449
Total property, plant and equipment	$1,862,667	$21,448,123

	December 31, 2022	March 31, 2022
Canada	$1,688,339	$2,353,054
United States	15,654,839	19,301,981
Total intangible assets	$17,343,178	$21,655,035

	December 31, 2022	March 31, 2022
Canada	$2,424,414	$2,625,851
United States	11,971,966	19,542,437
Total goodwill	$14,396,380	$22,168,288

b)
Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time as follows:

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Nutraceutical products	$3,541,002	$3,927,334	$11,844,529	$11,168,555
Cannabis and hemp products	23,337	3,516,488	2,740,664	5,659,039
Food and beverages products	8,380,753	6,927,617	25,083,053	19,606,381
Innovation products	—	(344)	—	68,515
	$11,945,092	$14,371,095	$39,668,246	$36,502,490

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended December 31, 2022 and 2021

17. Related parties:

Related party transactions and balances not disclosed elsewhere in these notes of the financial statements are as follows:

On November 11, 2019, Neptune announced that the Company entered into a collaboration agreement with International Flavors & Fragrances Inc. (“IFF”) to co-develop hemp-derived products for the mass retail and health and wellness markets. App Connect Service, Inc. (“App Connect”), a company indirectly controlled by Michael Cammarata, CEO and Director of Neptune, is also a party to the agreement to provide related branding strategies and promotional activities. Neptune will be responsible for the marketing and the sales of the products and will receive the amounts from the product sales. Neptune will in turn pay a royalty to IFF and App Connect associated with the sales of the co-developed products. The payment of royalties to App Connect, subject to certain conditions, has been approved by the TSX. During the three and nine-month periods ended December 31, 2022 and 2021, the Company recorded a negligible amount of royalty expense pursuant to the co-development contract and no royalties were paid to date.

18. Subsequent events:

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4,000,000 with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $200,000, payable as follows: (i) on or prior to May 15, 2023, $100,000 and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $100,000 and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement.

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOING CONCERN

The condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the nine-month period ended December 31, 2022, the Company incurred a net loss of $44.3 million and negative cash flows from operations of $20.7 million, and had an accumulated deficit of $357.1 million as of December 31, 2022. For the year ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at December 31, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $3.4 million and its total current liabilities exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due for certain suppliers.

The Company currently has no committed sources of financing available other than from the transactions completed after period-end from the debt financing and the accounts receivable factoring facility (see note 18).

As of the date these financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for the next one to two months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control. The Company’s business plan is dependent upon, among other things, its ability to achieve and maintain profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months. See note 18 regarding a new debt issuance in January 2023 and related waiver.

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

Recent financings:

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023 , and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement.

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement.

On November 8, 2022, Sprout entered into three agreements to issue an additional $550,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC discussed in note 9. In connection with this financing, Neptune issued, on February 15, 2023, 144,360 common shares to the holders of these Secured Promissory Notes for a value of $0.1 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

GENERAL

Neptune Wellness Solutions Inc. (“Neptune”, the “Company”, “we”, “us” or “our”) is a modern consumer packaged goods ("CPG") company driven by a singular purpose: to transform the everyday for a healthier tomorrow. Neptune is a diversified health and wellness company with multiple brand units. With a mission to redefine health and wellness, Neptune is focused on building a broad portfolio of high quality, affordable consumer products in response to long-term secular trends and market demand for natural, plant-based, sustainable and purpose-driven lifestyle brands. The Company utilizes a highly flexible, cost-efficient manufacturing and supply chain infrastructure that can be scaled up and down or into adjacent product categories to identify new innovation opportunities, quickly adapt to consumer preferences and demand, and bring new products to market through its mass retail partners and e-commerce channels. Leveraging decades of expertise in extraction and product formulation, Neptune is a provider of turnkey product development and supply chain solutions to business customers across several health and wellness verticals, including nutraceuticals and white label consumer packaged goods. Neptune has expanded its operations since June 2020 into brand units in order to better address its markets. The main brand units are Nutraceuticals and Organic Foods & Beverages. All amounts in this Quarterly Report are in US dollars, unless otherwise noted.

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

OUR PROPERTIES AND OPERATIONS

Our headquarters is located in leased offices in Laval, Québec. We also lease laboratory space in Laval, Quebec where testing and development of many of our products takes place. On December 5, 2022, our U.S. operations opened an office in Jupiter, Florida which serves as the U.S. headquarters.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRODUCTS, PRINCIPAL MARKETS, METHODS OF DISTRIBUTION AND BRANDS

PRODUCTS

Our Nutraceutical, Beauty and Personal care products and Organic Foods and Beverages are manufactured by third party manufacturers. In order to meet demand for our products, we have developed relationships with selected contract manufacturers. For Biodroga, we mainly buy all the raw materials we supply to our third party manufacturers. Our largest co-manufacturers for Biodroga makes approximately 35% of our annual production requirements. For Sprout, 90 % of raw materials are purchased by the third party manufacturers based on our specifications. The largest Sprout co-manufacturer makes about 40% of our annual requirements. We believe that we are not dependent on any single contract manufacturer and that, if necessary, our current selected contract manufacturers could be replaced with minimal disruption to our operations.

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

EMPLOYEES

As of December 31, 2022, we had 73 employees working at our business offices in Jupiter and Laval, or remotely, down from 161 employees at March 31, 2022. Our employees possess specialized skills and knowledge, which we believe are valuable assets of the Company. As of December 31, 2022, 25 of our employees were in Canada while 48 were in the United States. We also had 22 temporary personnel. None of our employees was represented by a union. We consider our relations with our employees to be good and our operations have never been interrupted as the result of a labor dispute.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into three agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022 and March 2022. We also issued promissory notes in July 2022, November 2022 and January 2023, and entered into an accounts receivable factoring facility in January 2023. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern. Unless otherwise specified, all dollar amounts are in US dollars ("USD").

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

On November 8, 2022, Sprout entered into three agreements to issue an additional $550,000 of Secured Promissory Notes, on the same terms as the Secured Promissory Note discussed above. In connection with this financing, Neptune issued 146,330 common shares, on February 15, 2023, to the holders of these Secured Promissory Notes for a value of $0.1 million.

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

Closing of a Debt Financing

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Receivable Factoring Facility

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023 , and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement.

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

Investing in Our Prospects

On November 15, 2021 we initiated a strategic review and made some big changes to get on track to becoming a profitable diversified CPG company. These actions have taken effect, and we are starting to see the results. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margin since transitioning to a CPG-focused model. The third quarter of fiscal year 2023, consolidated gross profit margin was 15.4% of net sales up from 11.3% for the same period last year. For the nine-month period ended December 31, 2022 the gross profit margin was 0.2% up from (4.9)% for the same period of the prior year. However, there can be no assurances that this margin growth will continue.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, all assets and liabilities related to the Canadian cannabis business were respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Further information on those assets and liabilities can be found in note 2(d) of the condensed consolidated interim financial statements for the nine-month period ended December 31, 2022. On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.7 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA, and were written-down accordingly.

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

Receipt of NASDAQ Notifications

The Company has received a written notification (the "Notification Letter") from the Nasdaq Stock Market LLC ("Nasdaq") on December 29, 2022, notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires that the closing bid price for the Company's common shares listed on Nasdaq be maintained at a minimum of US$1.00. Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company's common shares for the 30 consecutive business days from November 15, 2022 to December 28, 2022, the Company no longer met the minimum bid price requirement.

The Notification Letter has no immediate effect on the listing of the Company's common shares on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until June 27, 2023, to regain compliance with the minimum bid price requirement, during which time the Company's common shares will continue to trade on the Nasdaq Capital Market. To regain compliance, the Company's common shares must have a closing bid price of at least US$1.00 for a minimum of 10 consecutive trading days. In the event the Company does not regain compliance by June 27, 2023, the Company may be eligible for additional time to regain compliance or may face delisting. The Company's business operations are not affected by the receipt of the Notification Letter. The Company intends to monitor the closing bid price of its common shares and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse share split of its outstanding common shares, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

On February 24, 2023, the Company has received written notification from the Listing Qualification Department of the Nasdaq, notifying the Company that it is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), as a result of Neptune not having timely filed its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 with the U.S. Securities and Exchange Commission. The Nasdaq notice had no immediate impact on the listing or trading of the Company's common stock on the Nasdaq Capital Market. The notice provided that the Company had until April 24, 2023 (that is, 60 calendar days from the date of the Nasdaq notice) to submit to Nasdaq a plan (the "Compliance Plan") to regain compliance with the Nasdaq Listing Rules. As Neptune filed its Form 10-Q on March 30, 2023, this eliminated the need for the Company to submit a formal plan to regain compliance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
Total revenues	12.209	14.668	40.468	37.265
Adjusted EBITDA[1]	(5.057)	(14.198)	(30.087)	(40.494)
Net loss	(0.497)	(16.805)	(44.290)	(47.763)
Net loss attributable to equity holders of the Company	(1.786)	(1.796)	(10.396)	(4.733)
Net income (loss) attributable to non-controlling interest	1.288	(15.009)	(33.894)	(43.030)
Basic and diluted income (loss) per share attributable to common shareholders of the Company	0.06	(3.14)	(4.01)	(9.04)

	As at December 31, 2022	As at March 31, 2022	As at March 31, 2021
	$	$	$
Total assets	63.968	104.955	186.948
Working capital[2]	(1.633)	7.071	54.718
Non-current financial liabilities	18.189	13.800	14.593
Equity attributable to equity holders of the Company	13.598	48.116	115.368
Equity attributable to non-controlling interest	2.326	12.722	22.178

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at December 31, 2022, March 31, 2022 and March 31, 2021 were $28.222, $37.388 and $89.528 respectively, and current liabilities as at December 31, 2022, March 31, 2022 and March 31, 2021 were $29.855, $30.317 and $34.809 respectively.

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
		Recast		Recast

Net loss for the period	$(0.497)	$(16.805)	$(44.290)	$(47.763)
Add (deduct):
Depreciation and amortization	0.662	1.515	2.391	5.136
Revaluation of derivatives	(8.368)	(1.245)	(16.084)	(8.707)
Net finance costs (income)	1.868	0.962	(0.732)	1.557
Equity classified stock-based compensation	1.005	1.014	2.832	6.252
Non-employee compensation related to warrants	—	0.025	—	0.179
Impairment loss on long-lived assets	0.271	(0.010)	25.781	2.404
Change in revaluation of marketable securities	—	0.018	—	0.108
Income tax expense	0.002	—	0.015	0.012
Adjusted EBITDA[1]	$(5.057)	$(14.198)	$(30.087)	$(40.494)

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

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$1.348	$4.560	$7.075	$8.920
United States	10.597	9.832	32.626	27.644
Other countries	0.264	0.276	0.767	0.701
	$12.209	$14.668	$40.468	$37.265

The Company’s property plant and equipment, intangible assets, goodwill and assets held for sale are attributed to geographical locations based on the location of the assets.

			As at
			December 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.537	$2.424	$1.688
United States	1.326	11.972	15.655
Total	$1.863	$14.396	$17.343

			As at
			March 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$20.725	$2.626	$2.353
United States	0.723	19.542	19.302
Total	$21.448	$22.168	$21.655

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS ANALYSIS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

three-month period ended December 31, 2022 compared to December 31, 2021

	For the three-month period ended		Changes
	December 31, 2022	December 31, 2021	Changes in $	Changes in %

Total revenues	$12.209	$14.668	(2.459)	-16.8%
Total cost of sales	(10.328)	(13.014)	2.686	20.6%
Gross profit	1.881	1.654	0.227	13.7%
Gross profit margin	15.4%	11.3%	4.1%	36.6%

Research and development expenses, net of tax credits and grants	(0.029)	(0.302)	0.273	90.4%
Selling, general and administrative expenses	(8.727)	(18.429)	9.702	52.6%
Impairment losses	(0.271)	—	(0.271)	100.0%
Other elements of the operating loss	0.085	0.006	0.079	1316.7%
Loss from operating activities	(7.061)	(17.071)	10.010	58.6%

Net finance costs	(1.363)	(0.361)	(1.002)	-277.6%
Foreign exchange gain (loss)	0.525	(0.601)	1.126	187.4%
Loss on issuance and change in fair value of derivatives	7.338	1.246	6.092	488.9%
Other changes in revaluation and fair value	—	(0.018)	0.018	100.0%
Other elements of the loss before income taxes	0.066	—	0.066	100.0%
	6.566	0.266	6.300	2368.4%
Loss before income taxes	(0.495)	(16.805)	16.310	97.1%

Income tax recovery (expense)	(0.002)	—	(0.002)	100.0%
Net loss	(0.497)	(16.805)	16.308	97.0%

Adjusted EBIDTA	(5.057)	(14.198)	9.141	64.4%
Revenues

Total consolidated revenues for the three-month period ended December 31, 2022 amounted to $12.2 million representing a decrease of $2.5 million or 17% compared to $14.7 million for the three-month period ended December 31, 2021. This decrease was primarily due to the Corporation having exited the cannabis business ahead of selling all cannabis assets on November 9, 2022. Cannabis sales were nil, down $3.5 million versus prior year quarter. Partially offsetting this decline, Organic Foods and Beverages revenues in Q3 FY 2023 were up $1.5 million in comparison to the quarter ended December 31, 2021. The principal reason for this increase is higher sales to Walmart, as well as the introduction of the CoComelon license products in additional stores.

Geographic Revenues

Revenues for the current quarter decreased by $3.2 million or 70.0% in Canada, increased by $0.8 million or 8% in the United States and decreased by $0.01 million or 4% for other countries (royalty revenues) as compared to the quarter ended December 31, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

The gross profit improvement was mainly attributable to improved product mix and a Sprout price increase, as well as continued cost control measures.

Gross Margin Percentage

For the three-month periods ended December 31, 2022 and 2021, the consolidated gross margin went from 11.3% in 2021 to 15.4% in 2022. Changes in gross margins resulted from price increases together with cost reductions.

Research and Development (“R&D”) Expenses

For the quarter ended December 31, 2022, the consolidated R&D expenses amounted to $0.03 million, compared to $0.30 million for the quarter ended December 31, 2021.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the quarter ended December 31, 2022, amounted to $8.7 million compared to $18.4 million for the same period prior year, a reduction of $9.7 million or 52.2% primarily from headcount reductions at Sprout and Neptune Wellness (corporate and cannabis.)

Finance costs

Net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $6.6 million for the quarter ended December 31, 2022, compared to a gain of $0.3 million for the three-month period ended December 31, 2021, an increase of $6.3 million. The variation for this period is mainly attributable to the impact of the drop in the Company’s share price on the revaluation of derivatives.

Income taxes

Income tax expense (recovery) was nominal. As entities are in carry forward loss positions, there is a nominal impact to income taxes for the three-month period ended December 31, 2022.

Net profit/loss

For the quarter ended December 31, 2022, the net loss amounted to $0.5 million compared to a $16.8 million loss for the same quarter last year. This $16.3 million improvement is primarily due to a combination of SG&A reductions ($9.7) million and the gain on the reevaluation of the derivatives, net of the day-one loss on issuance ($7.4) million.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss improved by $9.1 million for the quarter ended December 31, 2022 to an Adjusted EBITDA loss of ($5.1) million compared to a ($14.2) million loss for the same quarter last year mainly as a result of SG&A reductions as compared to prior year, as discussed above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine-month period ended December 31, 2022 compared to December 31, 2021

	For the nine-month period ended		Changes
	December 31, 2022	December 31, 2021	Changes in $	Changes in %

Total revenues	$40.468	$37.265	3.203	8.6%
Total cost of sales	(40.374)	(39.106)	(1.268)	-3.2%
Gross profit	0.094	(1.841)	1.935	105.1%
Gross profit margin	0.2%	-4.9%	5.2%	-104.7%

Research and development expenses, net of tax credits and grants	(0.451)	(0.652)	0.201	30.8%
Selling, general and administrative expenses	(35.188)	(49.902)	14.714	29.5%
Impairment losses	(25.781)	(2.404)	(23.377)	-972.4%
Other elements of the operating loss	0.170	0.006	0.164	2733.3%
Loss from operating activities	(61.156)	(54.793)	(6.363)	-11.6%

Net finance costs	(2.657)	(1.170)	(1.487)	-127.1%
Foreign exchange gain (loss)	6.545	(0.387)	6.932	1791.2%
Loss on issuance and change in fair value of derivatives	12.927	8.707	4.220	48.5%
Other changes in revaluation and fair value	—	(0.108)	0.108	100.0%
Other elements of the loss before income taxes	0.066	—	0.066	100.0%
	16.881	7.042	9.839	139.7%
Loss before income taxes	(44.275)	(47.751)	3.476	7.3%

Income tax recovery (expense)	(0.015)	(0.012)	(0.003)	-25.0%
Net loss	(44.290)	(47.763)	3.473	7.3%

Adjusted EBIDTA	(30.087)	(40.494)	10.407	25.7%

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

Revenues

For the nine-month period ended December 31, 2022, consolidated revenues totaled $40.5 million, an increase of $3.2 million or 8.6% compared to $37.3 million for the nine-month period ended December 31, 2021. Cannabis sales of $2.7 million were down $3.0 million or 53%, Nutraceutical Products sales increased $0.7 million to $8.3 million while Organic Foods and Beverages sales were up $5.5 million to $25.1 million an increase of 28%. This latter increase was mainly attributable to the expansion of Organic Foods and Beverages Sprout product at Walmart, as well as the introduction of the CoComelon license products in additional stores, and as a result of distribution gains in all markets.

Geographic Revenues

For the nine-month period ended December 31, 2022 compared to December 31, 2021, revenues decreased by $1.8 million or (21)% in Canada to $7.1 million from $8.9 million, In the United States revenues increased by $5 million or 18% from $27.6 million in 2021 to $32.6 million in 2022 and increased by $0.1 million or 9% from $0.7 million in 2021 to $0.8 million in 2022 for other countries (royalty revenues). The decrease of revenue in Canada for the current quarter is mainly due to exiting our cannabis business as previously discussed. Increased first half year revenue in the United States is from sales growth of both Nutraceutical Products and Organic Foods and Beverages.

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

For the nine-month period ended December 31, 2022, the consolidated gross profit amounted to $0.09 million compared to $(1.8) million loss for the nine-month period ended December 31, 2021, an improvement of $1.9 million, mainly attributable to increased sales volumes and a price increase on Sprout, together with costs reductions.

Gross Margin Percentage

For the nine-month periods ended December 31, 2022 and 2021, the consolidated gross margin was 0.2% in 2022 from (4.9)% in 2021. A change of 5.2% resulting from increased sales volumes and price increases together with cost reductions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development (“R&D”) Expenses

Consolidated R&D expenses amounted to $0.5 million in the nine-month period ended December 31, 2022, compared to $0.7 million for the same period last year.

Selling, General and Administrative (“SG&A”) Expenses

For the nine-month period ended December 31, 2022, consolidated SG&A expenses amounted to $35.2 million, compared to $49.9 in the same period in 2021, a decrease of $14.7 million or 29.5%, primarily due to cost reductions from the restructuring and continued cost controls, partly offset by severance and other expenses.

Impairment losses

For the nine-month period ended December 31, 2022, aggregate impairment losses amounted to $25.8 million compared to $2.4 million for the same period last year, an increase of $23.4 million. This increase is primarily due to the divesture from the Cannabis business and the impairment of the goodwill related to Sprout.

Finance costs

For the nine-month period ended December 31, 2022, the net finance costs, foreign exchange and derivatives revaluations amounted to a gain of $16.9 million, compared to a gain of $7.0 million for the same period the previous year, an increase of $9.9 million. The variation for this period is mainly attributable to the effect of the decline in the share price on the revaluation of derivatives.

Income taxes

For the nine-month period ended December 31, 2022, income tax expense (recovery) was nominal. As entities are in carry forward loss positions, there is nominal impact to income taxes for the nine-month period ended December 31, 2022.

Net Profit/ loss

The net loss for the nine-month period ended December 31, 2022 totaled ($44.3) million compared to ($47.8) million for the nine-month period ended December 31, 2021, an improvement of $3.4 million or 7.2%. The improvement is primarily due to reduced SG&A ($14.6) million, foreign exchange gains ($6.8) million, gain on the revaluation of the derivatives, net of the day-one loss on issuance ($12.9) million, mostly offset by impairment losses of ($23.4) million.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss improved by $10.4 million for the nine-month period ended December 31, 2022 to ($30.1) million compared to a ($40.5) million loss for the same period last year. The decrease in Adjusted EBITDA loss for the nine-month period is due to a reduction in gross loss and SG&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the nine-month periods ended December 31, 2022 and 2021, in millions of dollars, was as follows:

	Nine-month periods ended
	December 31,	December 31,
	2022	2021

Sources:
Proceeds from the issuance of shares and warrants through a Direct Offering	$5.000	$—
Proceeds from the issuance of shares and warrants through a Direct Offering Priced At-The-Market and Concurrent Private Placement	6.000	—
Proceeds from sale of Cannabis assets	3.122	—
Proceeds from sale of assets	0.170	—
Proceeds from sale of Acasti shares[1]	—	0.045
Increase in loans and borrowings	3.800	—
	18.092	0.045

Uses:
Acquisition of property, plant and equipment	0.602	1.035
Acquisition of intangible assets	—	0.434
Costs of issuance of shares	1.330	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	0.574	0.979
Foreign exchange loss on cash and cash equivalents held in foreign currencies	0.238	0.454
Cash flows used in operating activities	20.670	43.821
	23.414	46.723

Net cash (outflows)	$(5.322)	$(46.678)

Sources and Uses of Funds

Nine-month period ended December 31, 2022 compared to December 31, 2021

For the nine-month period ended December 31, 2022, the increase in loans and borrowings was $3.8 million and direct offerings of $11.0 million; in addition, the Company received $3.3 million for the sale of assets. The proceeds were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the nine-month period ended December 31, 2021, there were no significant sources of funds. In the same period, uses of funds were for operating activities, primarily inventory procurement.

Direct Offering

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 1,300,000 common shares of the Company, 645,526 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 2,591,052 common shares warrants, at an offering price of $2.57 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $2.32 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering were $5.0 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The pre-funded warrants were fully exercised on June 24, 2022 for $65.

On October 11, 2022, the Company closed a registered direct offering of 3,208,557 of its Common Shares and warrants ("Series E Warrants") to purchase up to 6,417,114 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $1.87. The Series E Warrants have an exercise price of $1.62 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of $6.0 million and net proceeds of $5.1 million after deducting the placement agent fees and expenses, and the Company’s offering expenses.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 9, 2022, Neptune's Sprout subsidiary entered in a new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $0.25 million Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares having a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

On November 8, 2022, Sprout entered into two agreements to issue an additional $0.55 million of Secured Promissory Notes, on the same terms as the previous Secured Promissory Note discussed above. In connection with these financings, Neptune issued 146,330 common shares for a value of $0.1 million to the holders of these Secured Promissory Notes on February 15, 2023, for the payment of borrowing costs.

Sale of assets

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. The net proceeds from the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 were $3.1 million. The transaction closed on November 9, 2022. In addition, Neptune received $0.2 million for the sale of assets unrelated to the cannabis business.

CAPITAL RESOURCES

Liquidity position

As at December 31, 2022, the Company’s liquidity position, consisting of cash and cash equivalents, was $3.4 million. Furthermore, as at December 31, 2022, the Company’s current liabilities and expected level of expenses for the next twelve months exceed cash on hand of $3.4 million and its total current liabilities exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due for certain suppliers. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for only the next one to two months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets

Liquidity and Capital Resources

Cash flows and financial condition for the three and nine-month periods ended December 31, 2022 and 2021

Summary

As of December 31, 2022, cash and cash equivalent totaled $3.4 million, a decrease of $5.3 million or 61% compared to cash and cash equivalents totaling $8.7 million as of December 31, 2021.

Operating activities

For the quarter ended December 31, 2022, increase in loans and borrowings was $0.55 million and the proceeds from a direct offering of $6.0 million were used for operating activities, primarily inventory procurement, salaries and professional fees.

For the quarter ended December 31, 2021, there were no significant sources of funds. In the same period, funds were used for operating activities, primarily inventory procurement.

For the nine-month period ended December 31, 2022, the increase in loans and borrowings was $3.8 million and direct offerings of $11.0 million. The proceeds were for operating activities, primarily inventory procurement, salaries and professional fees.

For the nine-month period ended December 31, 2021, there were no significant sources of funds. In the same period, uses of funds were for operating activities, primarily inventory procurement.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the quarter ended December 31, 2022, $3.1 million was provided by investing activities, mainly coming from the proceeds from the sale of the Cannabis assets. In the same period the prior year, $0.5 million was used for investing activities. As for the nine-month period ended December 31, 2022, $2.7 million was provided by investing activities, compared to $1.4 million used by investing activities for the same period the prior year.

Financing activities

The Company has been successful in obtaining financing from public issuances and private placements. The Company also previously had a term facility for one of its subsidiaries, which was repaid in its entirety during the last quarter of fiscal year 2021. Since then, the Company entered into Registered Direct Offerings closed on March 14, 2022 ($8.0 million), June 23, 2022 ($5.0 million) and October 11, 2022 ($6.0 million). Secured promissory notes totaling $3.8 million were also issued during the nine-month period ended December 31, 2022 by Sprout (including $0.55 million during the last quarter). Subsequently to the quarter ended December 31, 2022, Sprout entered into an accounts receivable factoring facility, for which the maximum available is $5 million, and issued secured senior notes for gross proceeds of $4 million.

The Company's current cash position will be sufficient to support its financial needs for only one to two months. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans and borrowings

On February 10, 2021, as part of the Sprout acquisition, Sprout issued a promissory note of $10.0 million guaranteed by the Company and secured by a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10% per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The principal is payable on February 1, 2024.

On September 9, 2022, Sprout entered in a new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $250,000 Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares for a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

On November 8, 2022, Sprout entered into an agreement to issue an additional $0.55 million of Secured Promissory Notes, on the same terms as the Secured Promissory Note entered into with MSEC. On February 15, 2023, in connection with this financing, Neptune issued 146,330 common shares to the holders of these Secured Promissory Notes for a value of $0.1 million.

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement.

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023 , and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement.

Form S-3 Limitations

As a result of our inability to timely file the Quarterly Report for the three and six-months periods ended September 30, 2022 and the three and nine-months periods ended December 31, 2022 under the Securities Exchange Act of 1934, as amended, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all periodic reports with the SEC for a period of twelve months. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity.

Equity

Equity consists of the following items (in millions):

	December 31,	March 31,
	2022	2022

Share capital	$321.792	$317.051
Warrants	6.118	6.080
Additional paid-in capital	57.303	55.981
Accumulated other comprehensive loss	(14.540)	(7.814)
Deficit	(357.075)	(323.182)
Total equity attributable to equity holders of the Company	$13.598	$48.116
Total equity attributable to non-controlling interest	2.326	12.722
Total equity	$15.924	$60.838

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at December 31, 2022:

						December 31, 2022
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$21.984	$21.984	$21.984	$—	$—	$—
Lease liabilities[1]	2.719	2.719	0.490	1.054	0.272	—
Loans and borrowings[2]	15.937	16.477	—	16.477	—	—
Other liability[3]	0.023	15.000	—	—	—	—
	$40.663	$56.180	$22.474	$17.531	$0.272	$—

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

Under the terms of its financing agreements, the Company is not required to meet financial ratio covenants.

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO is entitled to a grant of vested RSUs with a value of approximately $0.0 million. The balance of the liability accrual to the CEO is $0.0 million as at December 31, 2022, in trade and other payables. The revaluation of the liability amounted to gain (loss) of $0.1 million and $3.3 million for the three and nine-month periods ended December 31, 2022 and were recorded into SG&A (2021 - losses of $6.9 million and $6.9 million, respectively). During the three and nine-month periods ended December 31, 2022, settlements in RSUs were of $0.1 million and $1.6 million respectively. The compensation is to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period to the former CEO. A provision of $0.6 million for royalty payments is included in the table above for amounts currently due but such obligation is not otherwise included in table above.

The Company has no significant off-balance sheet arrangements as at December 31, 2022, other than those mentioned above and the commitments disclosed in note 15 of the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2022 and 2021.

Please refer also to provisions disclosed in note 7, commitments disclosed in note 15(a) and legal proceedings in note 15(b) of the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2022 and 2021.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2022 and 2021, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2022 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2022 and 2021.

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

In the nine-months ended December 31, 2022 and 2021, inventories have been reduced by $3.1 million and $3.0 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory in the nine-month period ended December 31, 2022 was related to cannabis products.

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

The expected credit losses for the quarters ended December 31, 2022 and 2021 were $0.02 million and $0.04 million, respectively. As for the nine-month periods ended December 31, 2022 and 2021, the expected credit losses were $0.02 million and $0.04 million, respectively. Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.

The Company assesses at each reporting date whether there is an indication that an asset group or a reporting unit may be impaired.

In the third quarter of 2022 due to the Company’s sustained decrease in share price, the Company concluded a triggering event occurred and performed a quantitative impairment test for the Sprout reporting unit. As part of the impairment testing process, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers) and overall financial performance of the Sprout reporting unit. Although management used its best estimate to assess the potential impact of the changes in the general economic conditions on the Company’s business, management exercised significant judgment to estimate forecasted cash flows and discount rate, using assumptions which are subject to significant uncertainties. Based on the results of the Company’s third quarter 2022 impairment analysis, the estimated fair value of the Sprout reporting unit exceeded its carrying value, and no impairment was recognized.

During the second quarter of 2022, there were changes in the general economic and financial conditions of the markets the Company serves. The Company’s Sprout reporting unit was adversely impacted during the second quarter of 2022 by these conditions, which impacted the operating results. Accordingly, management concluded that these factors were indicators of impairment.

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

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Company had Canadian disposal group assets that met the criteria to be classified as held for sale. As at September 30, 2022, non-current assets related to the Canadian cannabis business were presented under assets held for sale on Neptune's balance sheet. Comparative balance sheet amounts have not been reclassified. The disposal group has been measured at fair value less cost to sell and impaired to reflect the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 for approximately $3.8 million ($5.15 million CAD), with expected cost to sell the Canadian cannabis disposal group asset in the amount of $0.6 million, for net assets held for sale of $3.2 million, resulting in impairment losses of nil and $15.3 million respectively for the three and nine-month periods ended December 31, 2022. The transaction closed on November 9, 2022.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
Estimating the fair value of bonus-based on market conditions (note 12(c) of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 3.88% and a volatility of 75.09% for the nine-month period ended December 31, 2022 (respectively 1.52% and 66.18% for the nine-month period ended December 31, 2021). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

•
Judgment related to the recognition period to be used in recording stock-based compensation that is based on market and non-market conditions and also for determining the fair value of the warrants (notes 8, 10 and 12 of the condensed consolidated interim financial statements)

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at December 31, 2022. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at December 31, 2022 and March 31, 2022.

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

On October 11, 2022, the Company closed a registered direct offering ("October 2022 Direct Offering") of 3,208,557 of its Common Shares and warrants ("Series E Warrants") to purchase up to 6,417,114 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $1.87. The Series E Warrants have an exercise price of $1.62 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of $6,000,002 and net proceeds of $5,135,002 after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, which was determined using a Black-Scholes model, the Company recorded the full proceeds to liabilities, with an initial liability of $7,029,614 and a loss on initial recognition of $1,029,614. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares. Total issue costs related to this offering of $865,000 were recorded under finance costs.

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2022 and 2021 are the same other than as disclosed, if any, in note 3 to the condensed consolidated interim financial statements.

As a result of a significant portion of its revenues, expenses, assets and liabilities being denominated in US dollars and the increasing American scope of its operations, Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	11,996,340
Share options	677,978
Deferred share units	4,308
Restricted share units	2,789
Warrants	12,266,609
Total number of securities	24,948,024

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of December 31, 2022 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses in our internal control over financial reporting. This conclusion remains accurate at December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the quarter ended September 30, 2022, the following additional material weaknesses were identified:

•
Inability to prepare on a timely basis the financial statements, supporting accounting records and account reconciliations; and
•
Lack of sufficient complement of personnel with an appropriate level of knowledge and experience.

The conclusion of ineffective internal control over financial reporting remains accurate at December 31, 2022.

Changes in ICFR

For the last nine months, the Company experienced turnover in its accounting personnel which resulted in the identification of the additional material weaknesses noted above and therefore, the Company concluded during the quarter ended September 30, 2022 that there were changes in its ICFR that had materially affected or was reasonably likely to materially affect the Company’s ICFR; there was no other changes for the three month period ended December 31, 2022. Our CEO and CFO have taken additional steps to assure that the financial statements as of and for the three and nine-month periods ended December 31, 2022 are presented fairly in accordance with US GAAP.

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

The turnover in accounting personnel experienced in the last nine months has delayed the implementation of the remediation plan. We remain committed to the identification, design and implementation of steps still needed to remediate the material weaknesses in our internal controls and to ensure that our internal controls over financial reporting will be designed and operating effectively by:

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

During the three-month and nine-month periods ended December 31, 2022, except as set forth below there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report.

We may not be able to maintain our operations without additional funding.

As of December 31, 2022, Neptune had $3.4 million of cash and cash equivalents. We had negative cash flows from operating activities of $54.3 million during the twelve-month period ended March 31, 2022 and $12.9 million during the nine-month period ended December 31, 2022. As of the date the Q3 financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for the next one to two months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets. We may be unable to generate sufficient cash flow from operations or to obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money or issue equity, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. We may also try to raise the necessary capital through securities offerings, however these may entail significant downsides, due to limitations on use of registration statements on Form S-3. For more information on our inability to use Form S-3, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial and Capital Management—Capital Resources." Such offerings are subject to market conditions and are beyond our control.

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

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Note Purchase Agreement, as amended (the “Note Purchase Agreement”), governing the promissory notes (the “2023 Notes”) that we issued on January 12, 2023 contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens, make investments, loans, advances and acquisitions, incur additional indebtedness or guarantees, pay dividends on capital stock or redeem, repurchase or retire capital stock, engage in transactions with affiliates, sell assets, including capital stock of our subsidiaries, alter the business we conduct, alter their organizational documents, and consolidate or merge.

We defaulted on the conditions of the Note Purchase Agreement and entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement") on March 9, 2023. The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as required by the terms of the Notes. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $200,000, payable as follows: (i) on or prior to May 15, 2023, $100,000 and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $100,000 and the interest rate has increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement

A breach of the covenants under the Note Purchase Agreement, or any replacement facility, could result in an event of default under the applicable indebtedness, unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event that we breach one or more covenants, our lender may declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could restrict our operations, which could have a material adverse effect on our business, financial condition and results of operations. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

While the Note Purchase Agreement was amended to provide for a waiver of certain defaults, there can be no guarantee that we will not breach covenants in the Note Purchase Agreement or the 2023 Notes in the future. In the event that we breach one or more covenants, our lender may declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could restrict our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

On December 29, 2022, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our Common Shares have failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) based upon the closing bid price of our Common Shares for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days from December 29, 2022, or until June 27, 2023, to regain compliance with Rule 5550(a)(2). If at any time before June 27, 2023, the bid price of our Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance.

Our common shares may be de-listed if we do not regain compliance with Rule 5550(a)(2) by June 27, 2023 and our shareholders could face significant material adverse consequences, including:

•
Limited availability or market quotations for our common shares;
•
Reduced liquidity of our common shares;
•
Determination that our common shares are “penny stock”, which would require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common shares;
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

Neptune Wellness Solutions Inc.

Date: March 30, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)