Form 10-K/A
period 2022-03-31
Neptune Wellness Solutions Inc.
filed 2023-04-24
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Neptune Wellness Solutions Inc. for the fiscal year ended March 31, 2022, as filed with the Securities and Exchange Commission on July 8, 2022 (the “Original Filing”) and amended on July 29, 2022 (the "First Amended Filing") is being filed solely to correct certain scrivener's and computational errors in the Original Filing in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As required under SEC rules, this amendment sets forth the complete text of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as amended. Part IV, Item 15(b) (Exhibits 31.1 and 31.2) has been amended and restated in its entirety to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.5 and 31.6. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Except as set forth herein, no other changes have been made to the Original Filing as amended by the First Amended Filing, and this amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing as amended by the First Amended Filing.

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

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets out selected consolidated financial information and are prepared in accordance with US GAAP.

	Three-month periods ended		Twelve-month periods ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	$	$	$	$
Total revenues	11.532	4.669	48.797	35.400
Adjusted EBITDA[1]	(14.283)	(18.067)	(42.284)	(39.430)
Net loss	(36.662)	(43.540)	(84.425)	(124.264)
Net loss attributable to equity holders of the Corporation	(31.942)	(42.445)	(74.972)	(123.170)
Net loss attributable to non-controlling interest	(4.720)	(1.094)	(9.453)	(1.094)
Basic and diluted loss per share	(7.47)	(0.29)	(17.50)	(35.86)
Basic and diluted loss per share attributable to equity holders of the Corporation	(6.51)	(0.29)	(15.54)	(35.55)
Basic and diluted loss per share attributable to non-controlling interest	(0.96)	(0.01)	(1.96)	(0.32)

	As at March 31, 2022	As at March 31, 2021	As at March 31, 2020
	$	$	$
Total assets	104.955	186.948	120.060
Working capital[2]	7.071	54.718	15.346
Non-current financial liabilities	13.800	14.593	4.854
Equity attributable to equity holders of the Corporation	48.116	115.368	102.962
Equity attributable to non-controlling interest	12.722	22.178	—

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

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	$	$	$	$
Total Revenues	11.532	14.668	12.519	10.079
Adjusted EBITDA[1]	(14.283)	(7.984)	(6.567)	(13.446)
Net loss	(36.662)	(16.969)	(11.919)	(19.300)
Net loss attributable to equity holders of the Corporation	(31.942)	(15.154)	(10.938)	(17.344)
Net loss attributable to non-controlling interest	(4.720)	(1.815)	(0.981)	(1.956)
Basic and diluted loss per share	(7.47)	(0.10)	(0.07)	(0.12)
Basic and diluted loss per share attributable to equity holders of the Corporation	(6.51)	(0.09)	(0.07)	(0.10)
Basic and diluted loss per share attributable to non-controlling interest	(0.96)	(0.01)	(0.01)	(0.01)

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	$	$	$	$
Total Revenues	4.669	3.154	19.462	8.115
Adjusted EBITDA[1]	(18.067)	(10.364)	(9.749)	(1.249)
Net loss	(43.540)	(57.625)	(15.725)	(7.374)
Net loss attributable to equity holders of the Corporation	(42.445)	(57.625)	(15.725)	(7.374)
Net loss attributable to non-controlling interest	(1.094)	—	—	—
Basic and diluted loss per share	(0.29)	(0.46)	(0.14)	(0.07)
Basic and diluted loss per share attributable to equity holders of the Corporation	(0.29)	(0.46)	(0.14)	(0.07)
Basic and diluted loss per share attributable to non-controlling interest	(0.01)	—	—	—

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Twelve-month periods ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Net loss for the period	$(36.662)	$(43.540)	$(84.425)	$(124.264)
Add (deduct):
Depreciation and amortization	1.656	2.425	6.791	8.830
Acceleration of amortization of long-lived non-financial assets	—	(0.156)	—	10.552
Revaluation of derivatives	1.247	(3.856)	(7.035)	(7.975)
Net finance costs	1.691	1.119	2.823	5.012
Equity classified stock-based compensation	1.565	2.505	7.817	9.885
Non-employee compensation related to warrants	—	0.244	0.179	1.904
Litigation provisions	(0.024)	0.859	0.627	1.290
Business acquisition and integration costs	(0.003)	0.314	1.027	0.314
System migration, conversion, implementation	(0.001)	—	0.327	—
CEO D&O insurance	(2.267)	—	4.697	—
Signing bonuses, severances and related costs	(0.003)	(0.007)	0.851	0.454
Costs related to cybersecurity incident	—	(0.022)	—	1.500
Write-down of inventories and deposits	0.776	13.290	3.772	18.962
Impairment loss on long-lived assets	17.177	8.814	19.581	37.753
Costs related to conversion from IFRS to US GAAP	0.577	—	0.577	—
Change in revaluation of marketable securities	—	(0.178)	0.107	(0.169)
Income tax expense (recovery)	(0.012)	0.122	—	(3.478)
Adjusted EBITDA[1]	$(14.283)	$(18.067)	$(42.284)	$(39.430)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

The following tables present a reconciliation of Adjusted EBITDA for the last eight quarters, as a complement to the tables from the Selected Consolidated Quarterly Financial Information section of this MD&A.

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	$	$	$	$

Net income (loss) for the period	(36.662)	(16.544)	(11.919)	(19.300)
Add (deduct):
Depreciation and amortization	1.656	1.515	2.277	1.344
Revaluation of derivatives	1.247	(1.081)	(5.182)	(2.019)
Net finance costs	1.691	0.537	(1.043)	1.638
Equity classified stock-based compensation	1.565	1.014	2.158	3.080
Non-employee compensation related to warrants	—	0.025	0.061	0.093
Litigation provisions	(0.024)	0.136	0.399	0.116
Business acquisition and integration costs	(0.003)	(0.004)	(0.013)	1.048
System migration, conversion, implementation	(0.001)	0.328	—	—
CEO D&O insurance	(2.267)	5.241	1.723	—
Signing bonuses, severances and related costs	(0.003)	0.854	—	—
Write-down of inventories and deposits	0.776	(0.013)	3.009	—
Impairment loss on long-lived assets	17.177	(0.010)	1.885	0.530
Costs related to conversion from IFRS to US GAAP	0.577	—	—	—
Change in revaluation of marketable securities	—	0.018	0.078	0.012
Income tax expense (recovery)	(0.012)	—	—	0.012
Adjusted EBITDA[1]	(14.283)	(7.984)	(6.567)	(13.446)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements.

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	$	$	$	$

Net loss for the period	(43.540)	(57.625)	(15.725)	(7.374)
Add (deduct):	—
Depreciation and amortization	2.425	2.249	2.172	1.985
Acceleration of amortization of long-lived non-financial assets	(0.156)	10.709	—	—
Revaluation of derivatives	(3.856)	(4.118)	—	—
Net finance costs	1.119	1.983	0.858	1.051
Equity classified stock-based compensation	2.505	2.811	1.993	2.576
Non-employee compensation related to warrants	0.244	0.541	0.783	0.335
Litigation provisions	0.859	0.069	0.207	0.154
Business acquisition and integration costs	0.314	—	—	—
Costs related to cybersecurity incident	(0.022)	0.033	1.489	—
Write-down of inventories and deposits	13.290	5.672	—	—
Impairment loss on long-lived assets	8.814	28.939	—	—
Change in revaluation of marketable securities	(0.178)	(0.186)	0.275	(0.079)
Income tax expense (recovery)	0.122	(1.451)	(2.103)	(0.046)
Adjusted EBITDA[1]	(18.067)	(10.364)	(9.749)	(1.249)

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

As for the twelve-month period ended March 31, 2022, the improvement is mainly attributable to reduction in sales and related cost of sales from the Health and Wellness products and partially offset by inventory write-downs as well as government wage subsidies. For the March 31, 2022 period, the gross loss improved by $19.8 million for the Health and Wellness products resulting from the reduction in sales in hand sanitizers and other COVID-19 related products, a gross margin improvement of $25.6 million. The gross loss improvement was partially offset by an increased gross loss from cannabis sales of $3.6 million. During the last six months of fiscal 2021, the Company was also ceasing placing order in its SugarLeaf facility in North Carolina for the B2B market in the USA, due to a continuous decline in pricing and demand. This resulted in a decrease of gross margin loss of $1.0 million for the period ended March 31, 2022 in comparison to 2021.

Gross Margin Percentage

For the three-month periods ended March 31, 2022 and 2021, the consolidated gross margin went from (398.8)% in 2021 to (49.4)% in 2022, an increase of 349.4%. As for the twelve-month periods ended March 31, 2022 and 2021, the consolidated gross margin went from (77.3)% in 2021 to (15.4%) in 2022, an increase of 61.9%.

All changes in gross margins result from the changes in revenues and gross profit (loss), and are described above.

Research and Development (“R&D”) Expenses

three-month period ended March 31, 2022 compared to March 31, 2021

For the quarter ended March 31, 2022, the consolidated R&D expenses net of tax credits and grants amounted to $0.2 million, compared to $0.6 million for the quarter ended March 31, 2021, a decrease of $0.4 million or 67% mainly due to the recognition of the warrants issued to non-employees for co-development recognized over the services rendered.

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

Net finance costs, foreign exchange, change in revaluation of marketable securities and derivatives revaluations amounted to a loss of $2.9 million for the quarter ended March 31, 2022, compared to a gain of $2.9 million for the three-month period ended March 31, 2021, a change of $5.9 million or 200% for the quarter ended March 31, 2022. The variation for this period is mainly attributable to the revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

twelve-month period ended March 31, 2022 compared to March 31, 2021

As for the twelve-month period ended March 31, 2022, the net finance costs, foreign exchange, change in revaluation of marketable securities and derivatives revaluations amounted to a gain of $4.1 million, compared to a gain of $3.1 million for the twelve-month period ended March 31, 2021, a change of $1 million or 31% for the twelve-month period ended March 31, 2022. The variation for this period is mainly attributable to an improvement in foreign currency losses partially offset by lower gains on the revaluation of warrants.

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

Consolidated Adjusted EBITDA loss increased by $2.9 million or 7% for the twelve-month period ended March 31, 2022 to an Adjusted EBITDA loss of $42.3 million compared to $39.4 million for the twelve-month period ended March 31, 2021. The increase in Adjusted EBITDA loss for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021 is explained by the Company's execution of its strategic review plan of refocusing over its core products, including additional costs for settlements with suppliers, warehousing of legacy products as well as legacy litigations.

Net loss

three-month period ended March 31, 2022 compared to March 31, 2021

For the quarter ended March 31, 2022, the net loss amounted to $36.7 million compared to $43.5 million for the quarter ended March 31, 2021, a decrease of $6.8 million or 16%. The Company's execution of its strategic review plan by refocusing on its core businesses is primarily responsible for the lower loss.

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

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three and twelve-month periods ended March 31, 2022 and 2021, in millions of dollars, was as follows:

	Three-month periods ended		Twelve-month periods ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Sources:
Proceeds from the issuance of shares through an At-The-Market Offering	$—	$—	$—	$13.737
Proceeds from the issuance of shares through a Direct Offering	8.000	—	8.000	12.834
Proceeds from the issuance of shares and warrants through a Private Placement	—	—	—	35.301
Proceeds from the issuance of shares and warrants through a Direct Offering Priced At-The-Market and Concurrent Private Placement	—	55.000	—	55.000
Proceeds from exercise of options	0.001	2.653	0.001	7.479
Proceeds from sale of property, plant and equipment	—	0.015	—	0.015
Proceeds from sale of Acasti shares[1]	—	(0.236)	0.044	—
Maturity of short-term investment[1]	—	—	—	0.009
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.052	—	0.001	(0.001)
	8.053	57.432	8.046	124.374

Uses:
Acquisition of a subsidiary, net of cash acquired	—	3.137	—	3.137
Acquisition of property, plant and equipment	0.904	1.937	1.939	6.618
Acquisition of intangible assets	(0.001)	0.156	0.433	0.390
Repayment of loans and borrowings	—	2.458	—	2.458
Costs of issuance of shares	0.637	2.705	0.637	6.174
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	0.440	0.092	1.412	0.717
Foreign exchange loss on cash and cash equivalents held in foreign currencies	(0.001)	6.232	0.390	0.187
Cash flows used in operating activities	10.526	6.187	54.346	56.645
	12.505	22.904	59.157	76.326

Net cash (outflows)	$(4.452)	$34.528	$(51.111)	$48.048

Sources of Funds

For the three-month period ended March 31, 2022, gross proceeds from a direct offering totaling $8.0 million were raised, and the proceeds were used for operating activities resulting in cash outflows of $10.5 million. For the three-month period ended March 31, 2021, gross proceeds from a direct offering of $55.0 million were raised. In the same period, funds were used for the acquisition of a subsidiary, acquisition of equipment, loan repayments and operating activities. During the quarter, there were net cash proceeds of $34.7 million.

For the twelve-month period ended March 31, 2022, gross proceeds of $8.0 million were raised with $54.3 million of cash being used for operating activities and an additional $5.9 million for other purposes bringing net cash outflows in the year to $51.1 million. During the twelve month period ending March 31, 2021, proceeds from financings and other sources totaled $124.4 million with $55.9 million being used to fund operating expenses and an additional $20.4 million for other purposes. Net cash proceeds for the twelve months ended March 31, 2021 were $48.0 million.

At-The-Market Offering

During the three-month period ended June 30, 2020, the Company sold a total of 154,619 shares (5,411,649 pre-consolidation shares) through the At-The-Market offering (the “ATM Offering”) over the NASDAQ stock market, for gross proceeds of $13.7 million and net proceeds of $13.1 million. The shares were sold at the prevailing market prices which resulted in an average of approximately $88.55 per share (or $2.53 per pre-consolidation share). Effective February 16, 2021, the ATM Offering was terminated and Neptune will make no further sales under the ATM Offering. As of that date, Neptune had sold 273,450 of its common shares (9,570,735 pre-consolidation shares) under the ATM Offering, raising approximately $18.6 million in gross proceeds.

Direct Offerings

On March 14, 2022, Neptune issued a total of 528,572 (18,500,000 pre-consolidation) common shares of the Company ("Common Shares"), along with 185,715 (6,500,000 pre-consolidation) pre-funded warrants (“Pre-Funded Warrants”), as part of a registered direct offering ("Direct Offering"), with each Pre-Funded Warrant exercisable for one Common Share. The Common Shares and the Pre-Funded Warrants were sold together with 714,286 (25,000,000 pre-consolidation) Series A Warrants (the "Series A Warrants") and 714,286 (25,000,000 pre-consolidation) Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 1,428,572 (50,000,000 pre-consolidation) Common Shares. Each Common Share and Pre Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20 (or $0.32 pre-consolidation), for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants a funded in full at closing except for a nominal exercise price of $0.0035 (or $0.0001 pre-consolidation) and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the date of issuance. The net proceeds of the transaction amounted to $3.6 million.

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

Registered Direct Offering Priced At-The-Market Under Nasdaq Rules and Concurrent Private Placement

On February 17, 2021, Neptune announced it had entered into definitive agreements with institutional investors for the purchase of 785,715 common shares (27,500,000 pre-consolidation shares). The Company also agreed to issue to the investors, in a concurrent private placement, unregistered common share purchase warrants (the "Warrants") to purchase an aggregate of 196,429 common shares (6,875,000 pre-consolidation shares). Each common share and accompanying quarter of a Warrant were sold together at a combined offering price of $70.00 (or $2.00 pre-consolidation), pursuant to a registered direct offering, priced at-the-market under Nasdaq rules, for aggregate gross proceeds of approximately $55.0 million before deducting fees and other estimated offering expenses (the "Offering"). The Warrants will have an exercise price of $78.75 per share (or $2.25 per pre-consolidation share), will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire 5.5 years from the date of issuance. Proceeds were allocated first to the warrants based on their fair value and then the residual to the common shares, resulting in an initial warrant liability of $6.3 million and $48.7 million recorded in the equity of the Corporation. Purchase warrants are recognized as liabilities, as the exercise price of the warrants is in USD, whereas the Corporation’s functional currency is the Canadian dollar. The net proceeds of the registered direct offering were of $52.0 million. The Offering closed on February 19, 2021, following the satisfaction of customary closing conditions and the receipt of regulatory approvals, including the approval of the Toronto Stock Exchange.

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

3.3	General By-Law (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
3.4	Advance Notice By-Law (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
4.1±	Specimen Common Share Certificate
4.2±±	Description of Securities
10.1#	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.2#	Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.4#	Form of Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
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

10.12#±±	Separation Agreement by and between the Registrant and Dr. Toni Rinow dated November 15, 2021.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022)
23.1±	Consent of Independent Registered Public Accounting Firm
23.2±	Consent of Independent Registered Public Accounting Firm
31.1±	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2±	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3±±	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.4±±	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.5*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.6*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH±	Inline XBRL Taxonomy Extension Schema Document
101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates a management contract or compensatory plan or arrangement.

†	Certain identified information has been excluded from the exhibit pursuant to Item 601(a) (6) and/or Item 601(b) (10) (iv) of Regulation S-K
*	Filed herewith
**	Previously furnished with the Original Filing
±	Previously filed with the Original Filing
±±	Previously filed with the First Amended Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: April 21, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)