Form 10-Q/A
period 2022-12-31
Neptune Wellness Solutions Inc.
filed 2023-04-24
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Neptune Wellness Solutions Inc. for the fiscal quarter ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023 (the “Original Filing”) is being filed solely to correct certain scrivener's and computational errors in the Original Filing in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As required under SEC rules, this amendment sets forth the complete text of Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as amended. Part II, Item 6 (Exhibits 31.1 and 31.2) has been amended and restated in its entirety to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Except as set forth herein, no other changes have been made to the Original Filing, and this amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing.

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

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The purchase price of the assets sold, net of liabilities assumed, amounted to $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA, and were written-down accordingly. The completion of the divestiture of our cannabis business is a critical milestone in executing upon our strategy to become a leading CPG company. The sale of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure, as we focus on Sprout as the key growth driver for Neptune going forward.

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

Canadian Cannabis Products - Extracts and Formulations

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. On November 10, 2022, the Company filed a notice of cessation of cannabis activities with Health Canada and requested that its cannabis processing and research licenses be revoked. As of November 11, 2022, all cannabis was removed from the Sherbrooke facility and the Company no longer possesses or conducts any activities with cannabis, other than certain products produced for third party customers containing CBD in our nutraceutical business.

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

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. The completion of the divestiture of our cannabis business is a critical milestone in executing upon our strategy to become a leading CPG company. The sale of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure, as we focus on Sprout as the key growth driver for Neptune going forward.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, all assets and liabilities related to the Canadian cannabis business were respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune's balance sheet. Further information on those assets and liabilities can be found in note 2(d) of the condensed consolidated interim financial statements for the nine-month period ended December 31, 2022. On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA, and were written-down accordingly.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
Total revenues	12.209	14.668	40.468	37.265
Adjusted EBITDA[1]	(5.057)	(14.188)	(30.087)	(40.483)
Net loss	(0.497)	(16.805)	(44.290)	(47.763)
Net loss attributable to equity holders of the Company	1.288	(15.009)	(33.894)	(43.030)
Net income (loss) attributable to non-controlling interest	(1.786)	(1.796)	(10.396)	(4.733)
Basic and diluted income (loss) per share attributable to common shareholders of the Company	0.06	(3.14)	(4.01)	(9.03)

	As at December 31, 2022	As at March 31, 2022	As at March 31, 2021
	$	$	$
Total assets	63.968	104.955	186.948
Working capital[2]	(1.633)	7.071	54.718
Non-current financial liabilities	18.189	13.800	14.593
Equity attributable to equity holders of the Company	13.598	48.116	115.368
Equity attributable to non-controlling interest	2.326	12.722	22.178

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
		Recast		Recast

Net loss for the period	$(0.497)	$(16.805)	$(44.290)	$(47.763)
Add (deduct):
Depreciation and amortization	0.662	1.515	2.391	5.136
Revaluation of derivatives	(8.368)	(1.245)	(16.084)	(8.707)
Net finance costs (income)	1.868	0.962	(0.732)	1.557
Equity classified stock-based compensation	1.005	1.014	2.832	6.252
Non-employee compensation related to warrants	—	0.025	—	0.179
System migration, conversion, implementation	—	0.328	—	0.328
Impairment loss on long-lived assets	0.271	—	25.781	2.415
Change in revaluation of marketable securities	—	0.018	—	0.108
Income tax expense	0.002	—	0.015	0.012
Adjusted EBITDA[1]	$(5.057)	$(14.188)	$(30.087)	$(40.483)

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

	For the three-month period ended		Changes
	December 31, 2022	December 31, 2021	Changes in $	Changes in %

Total revenues	$12.209	$14.668	(2.459)	-16.8%
Total cost of sales	(10.328)	(13.014)	2.686	20.6%
Gross profit	1.881	1.654	0.227	13.7%
Gross profit margin	15.4%	11.3%	4.1%	36.6%

Research and development expenses, net of tax credits and grants	(0.029)	(0.302)	0.273	90.4%
Selling, general and administrative expenses	(8.727)	(18.429)	9.702	52.6%
Impairment losses	(0.271)	—	(0.271)	100.0%
Other elements of the operating loss	0.085	0.006	0.079	1316.7%
Loss from operating activities	(7.061)	(17.071)	10.010	58.6%

Net finance costs	(1.363)	(0.361)	(1.002)	-277.6%
Foreign exchange gain (loss)	0.525	(0.601)	1.126	187.4%
Loss on issuance and change in fair value of derivatives	7.338	1.246	6.092	488.9%
Other changes in revaluation and fair value	—	(0.018)	0.018	100.0%
Other elements of the loss before income taxes	0.066	—	0.066	100.0%
	6.566	0.266	6.300	2368.4%
Loss before income taxes	(0.495)	(16.805)	16.310	97.1%

Income tax recovery (expense)	(0.002)	—	(0.002)	100.0%
Net loss	(0.497)	(16.805)	16.308	97.0%

Adjusted EBIDTA	(5.057)	(14.188)	9.131	64.4%

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

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the quarter ended December 31, 2022, amounted to $8.7 million compared to $18.4 million for the same period prior year, a reduction of $9.7 million or 52.6% primarily from headcount reductions at Sprout and Neptune Wellness (corporate and cannabis.)

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

Net profit/loss

For the quarter ended December 31, 2022, the net loss amounted to $0.5 million compared to a $16.8 million loss for the same quarter last year. This $16.3 million improvement is primarily due to a combination of SG&A reductions ($9.7) million and the gain on the reevaluation of the derivatives, net of the day-one loss on issuance ($7.3) million.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss improved by $9.1 million for the quarter ended December 31, 2022 to an Adjusted EBITDA loss of ($5.1) million compared to a ($14.2) million loss for the same quarter last year mainly as a result of SG&A reductions as compared to prior year, as discussed above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine-month period ended December 31, 2022 compared to December 31, 2021

	For the nine-month period ended		Changes
	December 31, 2022	December 31, 2021	Changes in $	Changes in %

Total revenues	$40.468	$37.265	3.203	8.6%
Total cost of sales	(40.374)	(39.106)	(1.268)	-3.2%
Gross profit	0.094	(1.841)	1.935	105.1%
Gross profit margin	0.2%	-4.9%	5.2%	-104.7%

Research and development expenses, net of tax credits and grants	(0.451)	(0.652)	0.201	30.8%
Selling, general and administrative expenses	(35.188)	(49.902)	14.714	29.5%
Impairment losses	(25.781)	(2.404)	(23.377)	-972.4%
Other elements of the operating loss	0.170	0.006	0.164	2733.3%
Loss from operating activities	(61.156)	(54.793)	(6.363)	-11.6%

Net finance costs	(2.657)	(1.170)	(1.487)	-127.1%
Foreign exchange gain (loss)	6.545	(0.387)	6.932	1791.2%
Loss on issuance and change in fair value of derivatives	12.927	8.707	4.220	48.5%
Other changes in revaluation and fair value	—	(0.108)	0.108	100.0%
Other elements of the loss before income taxes	0.066	—	0.066	100.0%
	16.881	7.042	9.839	139.7%
Loss before income taxes	(44.275)	(47.751)	3.476	7.3%

Income tax recovery (expense)	(0.015)	(0.012)	(0.003)	-25.0%
Net loss	(44.290)	(47.763)	3.473	7.3%

Adjusted EBIDTA	(30.087)	(40.483)	10.396	25.7%

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

Revenues

For the nine-month period ended December 31, 2022, consolidated revenues totaled $40.5 million, an increase of $3.2 million or 8.6% compared to $37.3 million for the nine-month period ended December 31, 2021. Cannabis sales of $2.7 million were down $3.0 million or 52%, Nutraceutical Products sales increased $0.8 million to $11.8 million while Organic Foods and Beverages sales were up $5.5 million to $25.1 million an increase of 28%. This latter increase was mainly attributable to the expansion of Organic Foods and Beverages Sprout product at Walmart, as well as the introduction of the CoComelon license products in additional stores, and as a result of distribution gains in all markets.

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

Net Profit/ loss

The net loss for the nine-month period ended December 31, 2022 totaled ($44.3) million compared to ($47.8) million for the nine-month period ended December 31, 2021, an improvement of $3.4 million or 7.2%. The improvement is primarily due to reduced SG&A ($14.7) million, foreign exchange gains ($6.9) million, gain on the revaluation of the derivatives, net of the day-one loss on issuance ($12.9) million, mostly offset by impairment losses of ($23.4) million.

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

The expected credit losses for the quarters ended December 31, 2022 and 2021 were $2.9 million and $1.0 million, respectively. As for the nine-month periods ended December 31, 2022 and 2021, the expected credit losses were $3.1 million and $3.0 million, respectively. Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding
Common shares	11,996,340
Share options	677,978
Deferred share units	4,308
Restricted share units	2,789
Warrants	12,197,690
Total number of securities	24,879,105

The Company’s common shares are being traded on NASDAQ Capital Market under the symbol ‟NEPT”. Effective August 15, 2022, the Company's common shares no longer trade on the TSX. Each option, restricted share, restricted share unit, deferred share unit and warrant is exercisable into one common share to be issued from the treasury of the Company.

Item 6. Exhibits.

Refer to Part I, “Consolidated Financial Statements,” on page F-1 within this Quarterly Report for our Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1±	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2±	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH±	Inline XBRL Taxonomy Extension Schema Document
101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Previously furnisehd with the Original Filing.
±	Previously filed with the Original Filing

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: April 21, 2023	By:	/s/ Raymond Silcock
Raymond Silcock
Chief Financial Officer (Principal Financial Officer)