Form 10-K
period 2023-03-31
Neptune Wellness Solutions Inc.
filed 2023-07-17
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33526

NEPTUNE WELLNESS SOLUTIONS INC.

(Exact name of Registrant as specified in its Charter) i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 14, 2023, was $3,557,010.

The number of shares of Registrant’s Common Stock outstanding as of July 14, 2023 was 21,822,149.

Auditor PCAOB Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montréal, QC, Canada

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023 are incorporated herein by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report" or “Form 10-K”) contains or incorporates by reference certain information and statements that may constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to as forward-looking statements, including, without limitation, statements relating to certain expectations, projections, new or improved product introductions, market expansion efforts, and other information related to our business strategy and future plans. Forward-looking statements can, but may not always, be identified by the use of words such as “seek”, “anticipate”, “plan”, “continue”, “estimate”, “expect”, “may”, “will”, “project”, “predict”, “potential”, “targeting”, “intend”, “could”, “might”, “would”, “should”, “believe”, “objective”, “ongoing”, “assumes”, “goal”, “likely” and similar references to future periods or the negatives of these words and expressions and by the fact that these statements do not relate strictly to historical or current matters. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below. Forward-looking statements in this Annual Report may include, but are not limited to, statements about expectations regarding being subject to taxation in both Canada and the United States; our ability to obtain additional financing in the future and continue as a going concern; uncertainties related to general economic, political, business, industry, and market conditions, including the ongoing COVID-19 pandemic and military conflict between Russia and Ukraine, inflationary pressures, and geopolitical conflicts, the anticipated benefits from the divestiture of our cannabis business, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our expectations regarding potential pursuit of strategic acquisitions, joint venture or partnerships, our ability to retain members of our management team and our employees; competition existing today or that will likely arise in the future; and our ability to satisfy the continued listing requirements of the Nasdaq or any other exchange on which our securities may trade on.

These forward-looking statements are based on management’s current expectations and are subject to a number of risks, uncertainties, and assumptions, including market and economic conditions, the effect of the COVID-19 pandemic, business prospects or opportunities, future plans and strategies, projections, technological developments, anticipated events and trends and regulatory changes that affect us, our customers and our industries. Although the Company and management believe that the expectations reflected in such forward-looking statements are reasonable and based on reasonable assumptions and estimates, there can be no assurance that these assumptions or estimates are accurate or that any of these expectations will prove accurate. Forward-looking statements are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies that could cause actual events to differ materially from those expressed or implied in such statement.

Undue reliance should not be placed on forward-looking statements. Actual results and developments are likely to differ, and may differ materially, from those anticipated by the Company and expressed or implied by the forward-looking statements contained or incorporated by reference in this Annual Report. Such statements are based on a number of assumptions and risks that may prove to be incorrect, including, without limitation, assumptions about:

•
our ability to successfully manage our liquidity and expenses, and continue as a going concern;
•
the anticipated benefits of the divestiture of our cannabis business;
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

Certain forward-looking statements contained herein and incorporated by reference concerning the Company’s business and operations are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the industry in which the Company operates which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein, the industry in which the Company operates involves risks and uncertainties and is subject to change based on various factors. Many factors could cause our actual results, level of activity, performance, achievements, future events or developments to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the factors discussed under “Risk Factors” in this Annual Report on Form 10-K for the year ended March 31, 2023. In particular, you should consider the following risks that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements:

•
our inability to achieve the anticipated benefits of the divestiture of our cannabis business;
•
our inability to continue as a going concern;
•
geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the ongoing hostility between Russia and the Ukraine and the related impact on macroeconomic conditions as a result of such conflict;
•
changes in our industry;
•
increased competition within the industries that we operate, particularly the nutraceutical and organic foods and beverages industries;
•
changes in laws and/or government regulations affecting our business, including tax laws;
•
the political environments in the U.S. and Canada;
•
the COVID-19 pandemic and the efforts to mitigate its effects;
•
systems failures or cybersecurity incidents;
•
exposure to current and future claims and litigation, including product liability claims;
•
exposure to currency fluctuations and restrictions as well as credit risks;
•
potential significant increases in tax liabilities;
•
product liability claims;
•
our inability to attract or retain key personnel or additional employees required for the development and future success of our business;
•
our inability to protect our intellectual property rights;
•
changes in intellectual property laws;
•
our inability to obtain adequate insurance coverage;
•
our reliance on sales to a limited number of customers;
•
our failure to maintain any regulatory approvals, licenses and/or permits required for operating our business;
•
adverse actions by governmental bodies that regulate our products, business or operations;
•
our inability to maintain our liquidity position and manage expenses; and
•
our failure to comply with, or remedy deficiencies with, the listing standards of Nasdaq or other securities exchanges on which our Common Shares are listed and trade.

There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those expressly or implied expected or estimated in such statements. Shareholders and investors should not place undue reliance on forward-looking statements as the plans, intentions or expectations upon which they are based might not occur. Although the Company cautions that the foregoing list of risk factors, as well as those risk factors presented under the heading “Risk Factors” and elsewhere in this Annual Report, are not exhaustive, shareholders and investors should carefully consider them and the uncertainties they represent and the risks they entail. The forward-looking statements contained in this Annual Report are expressly qualified in their entirety by this cautionary statement. Unless otherwise indicated, forward-looking statements in this Annual Report describe our expectations as of the date of this Annual Report and, accordingly, are subject to change after such date. We do not undertake to update or revise any forward-looking statements for any reason, except as required by applicable securities laws.

Risks Factors Summary

Set forth below is summary of some of the principal risks the Company faces:

Risks Relating to our Business and Industry:

•
We are exposed to risks associated with the divestiture of our cannabis business.
•
If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.
•
Our future results of operations may be adversely affected by input cost inflation.
•
Our future results of operations may be adversely affected by the availability of natural and organic ingredients.
•
We may not be successful in achieving savings and efficiencies from cost reduction initiatives and related strategic initiatives.
•
COVID-19 has and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition.
•
Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
•
Markets for our products and services are highly competitive, and we may be unable to compete effectively.
•
We may be unable to manage our growth effectively.
•
We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.
•
Significant interruptions in our access to certain supply chains, for key inputs such as raw materials, electricity, water, and other utilities may impair our operations.
•
Our future success depends on the sales of our consumer products and turnkey solutions products.
•
Our activities rely on certain third-party suppliers, contract manufacturers and distributors, and such reliance may adversely affect us if the third parties are unable or unwilling to fulfill their obligations.
•
Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.
•
We may not meet timelines for project development.
•
Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.
•
We may have difficulty obtaining insurance to cover its operational risks and, even where available, may not be sufficient to cover losses we may incur.

Risks Relating to Our Accounting and Financial Policies

•
Although our consolidated financial statements have been prepared on a going concern basis, our management believe that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern.
•
We have recorded long-lived asset impairment charges and may be required to record additional charges to future earnings if our long-lived assets become impaired.

Risks Relating to Our Liquidity

•
We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.
•
As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•
We may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.
•
The issuance and sale of common shares upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common shares. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.

Legal and Regulatory Risks Relating to Our Business

•
We identified material weaknesses in our internal control over financial reporting. This may adversely affect the accuracy and reliability of our financial statements and, if we fail to maintain effective internal control over financial reporting, it could impact our reputation, business, and the price of our common shares, as well as lead to a loss of investor confidence in us.
•
As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.
•
The Company may be classified as a “passive foreign investment company” for U.S. federal income tax purposes, which would subject U.S. investors that hold the Company’s Common Shares to potentially significant adverse U.S. federal income tax consequences.
•
We are subject to laws and regulations and guidelines, including the Food, Drug, and Cosmetic Act in the United States and regulations and guidance promulgated thereunder, changes in which could increase our costs and individually or in the aggregate adversely affect our business.
•
We are subject to risks inherent to the nutraceutical industry.
•
We are subject to anti-money laundering laws and regulations in multiple jurisdictions.
•
Our inability to maintain our regulatory approvals and permits could adversely affect our business and financial results.
•
We are currently, and may in the future be, subject to substantial litigation, investigations and proceedings that could cause us to incur significant legal expenses and result in harm to our business.

Risks Relating to Our Human Resources

•
We may be unable to attract or retain key personnel, and we may be unable to attract, develop and retain additional employees required for our development and future success.
•
We face exposure to fraudulent or illegal activity by officers, directors, employees, contractors, consultants and agents, which may subject us to investigations and legal actions.

Risks Relating to Our Information Technology

•
We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•
We may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

Risks Relating to Our Intellectual Property

•
Our commercial success depends, in part, on our intellectual property rights and a failure by us to protect our intellectual property may have a material adverse effect on our ability to develop and commercialize our products.

Risks Relating to Ownership of Our Common Shares

•
We do not currently intend to pay any cash dividends on our Common Shares in the foreseeable future.
•
If there is insufficient liquidity in our Common Shares, it could adversely affect your ability to sell your shares.
•
U.S. investors may be unable to enforce certain judgments against us in Canada.
•
Certain Canadian laws could delay or deter a change of control.
•
Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Shares.
•
Our shareholders may be subject to dilution resulting from future offerings of Common Shares by us.
•
Our constating documents permit us to issue an unlimited amount of additional Common Shares or Preferred Shares, which may prevent a third-party takeover or cause our shareholders to experience dilution in the future.
•
Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.
•
Any acquisitions, strategic investments, divestitures, mergers, or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be successful.
•
We have reported negative cash flows from operating activities and may do so in future periods.
•
We may not be able to maintain our operations without additional funding.
•
We are subject to foreign currency fluctuations, which could adversely affect our financial results.

General Risk Factors

•
Catastrophic events outside of our control, including pandemics, may harm our results of operations or damage our facilities.
•
The market price of the Company’s Common Shares may be highly volatile.

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

HISTORY

Neptune was incorporated under Part IA of the Companies Act (Québec) on October 9, 1998, under the name Neptune Technologies & Bioresources Inc. Since its incorporation, Neptune has amended its articles of incorporation on numerous occasions. The Company first amended its articles on May 30, 2000 to convert its then issued and outstanding shares into newly created classes of shares. The Company’s articles were also amended on May 31, 2000 to create Series A Preferred Shares. On August 29, 2000, the Company converted all its issued and outstanding Class A shares into Class B subordinate shares. On September 25, 2000, the Company further amended its share capital to eliminate its Class A shares and converted its Class B subordinate shares into Common Shares. On November 1, 2013, the Company amended its articles of incorporation to reflect certain changes to items relating to board matters. The Company’s Common Shares are listed and posted for trading on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol, “NEPT”.

On June 9, 2022, we effected a one for thirty-five (1-for-35) reverse split of our common shares, which we refer to as the “Share Consolidation,” as approved by our Board of Directors. Trading of our common shares on both the Toronto Stock Exchange ("TSX") and NASDAQ on a post-consolidated basis commenced as of the open of markets on June 13, 2022. On August 15, 2022, the Company voluntarily delisted its Common Shares from the TSX.

OUR PROPERTIES AND OPERATIONS

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

We previously owned a production facility in Sherbrooke, Quebec where we conducted our cannabis operations including laboratory testing. On October 17, 2022, we announced that we had entered into a binding agreement for the sale of our cannabis business, which would include the sale of our cannabis brands and the Sherbrooke building in one or more transactions. The disposition of our cannabis operations occurred on November 9, 2022. We believe the divestment of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure.

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

The Company’s long-term strategy is focused on the health and wellness sector with an emphasis on select CPG verticals, including Nutraceuticals and Organic Foods & Beverages. Neptune’s current brand portfolio across these verticals include Sprout®, Neptune Wellness™, Forest Remedies®, and MaxSimil®.

On June 9, 2021, Neptune announced a multi-year licensing agreement between Sprout and CoComelon, the world’s leading children’s entertainment brand, owned and operated by Moonbug Entertainment. In addition, on July 27, 2021, an initial launch was announced for Sprout products into Canada, in Metro grocery stores in the province of Ontario. In September 2022, Sprout launched its up-age meal products.

Neptune’s future will be focused on brand creation, accelerating organic growth with emphasis on increased efficiency and margin expansion. This will be complemented by accretive acquisitions with a proven track record of operational excellence. On July 22, 2021, the Company launched Forest Remedies’ plant-based Omega 3-6-9 gummies and soft gels. Neptune is focused on expanding its exclusive Omega-3 delivery technology MaxSimil® while improving growth and profitability in its Nutraceuticals vertical. The MaxSimil® product lineup will be expanded with the launch of two new consumer products: MaxSimil® with CoQ10 and MaxSimil® with Curcumin. Additionally, the Company launched a new consumer line of Vitamin Sprays and Pumps for both children and adults with selected retail partners. To support anticipated accelerated growth, the Nutraceuticals U.S. sales force has been expanded to maximize awareness and distribution of the capabilities and expertise in nutraceuticals, including prebiotics and probiotics, and proteins within this important vertical.

PRODUCTS, PRINCIPAL MARKETS, METHODS OF DISTRIBUTION AND BRANDS

Products

Our Nutraceutical products and Organic Foods and Beverages are manufactured by third party manufacturers. In order to meet demand for our products, we have developed relationships with selected contract manufacturers. For Biodroga we mainly buy all the raw materials we supply to our third-party manufacturers Our largest co-manufacturers for Biodroga makes approximately 35% of our annual production requirements. For Sprout, 90% of raw materials are purchased by the third-party manufacturers based on our specifications. The largest Sprout co-manufacturer makes about 40% of our annual requirements. We believe that we are not dependent on any single contract manufacturer and that, if necessary, our current selected contract manufacturers could be replaced with minimal disruption to our operations.

Our quality control staff requires full disclosure of quality procedures and certifications on the part of our suppliers and we periodically conduct on-site audits of their facilities. For strategic reasons, certain of our key raw materials are sourced from single suppliers. However, in the event that we were unable to source an ingredient from a current supplier, we believe that we could generally obtain the same ingredient or an equivalent from an alternative supplier, with minimal disruption to our operations.

Canadian Cannabis Products - Extracts and Formulations

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the "ASPA") with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. On November 10, 2022, the Company filed a notice of cessation of cannabis activities with Health Canada and requested that its cannabis processing and research licenses be revoked. As of November 11, 2022, all cannabis was removed from the Sherbrooke facility and the Company no longer possesses or conducts any activities with cannabis.

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

Neptune’s core strength is product innovation with a focus on specialty ingredients offered in bulk soft gels and liquid delivery systems. The Company continues to expand its delivery system capabilities with projects for pumps, sprays and roll-ons. All of Neptune’s Nutraceutical products are available under distributors’ private labels, primarily sold in the Canadian and U.S. nutraceutical markets. Neptune, through its nutraceuticals products business, also formulates, develops and provides customers with turnkey nutrition solutions.

The Company sells wellness products to the Nutraceutical market through its Forest Remedies brand. Forest Remedies offers plant-based supplements, including first-of-its kind multi-omega gummies and soft gels with packaging that is 100% plastic-free. Neptune announced, on March 10, 2022, the launch of its Forest Remedies Multi Omega 3-6-9 line of supplements. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

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

On May 2, 2023, Neptune announced that four of its most popular Sprout Organics x CoComelon co-branded, organic toddler pouches have been picked up by Target and are now available in select Target Stores across the United States, and Target.com. The Sprout Organics x CoComelon line includes 15 SKU's that are made up of toddler pouches, Wafflez snacks, and plant-based snack bars, each leveraging CoComelon's brand as the #1 Kids YouTube Channel in the world. In addition to the CoComelon partnership, Sprout Organics SKU's consist of organic toddler pouches, toddler meals, toddler snacks and the newly launched Big Kid Mealz; Sprouts first product out of the baby aisle.

In the last year, Sprout has made the following major distribution gains and sales milestones:

Distribution: Now available in 90% of the organic baby food market, Sprout x CoComelon being a key driver of sales velocity.

Target SKU Count: 4 Sprout x CoComelon SKUs launched in select Target stores nationwide and Target.com.

Added Distribution: In the last year, Sprout has established substantial distribution gains with leading retailers, and Target has contributed to that growth.

CoComelon Co-Brand: Yes Yes Veggie product is now Sprout's #1 highest selling pouch in the latest 26 weeks in Total US xAOC*.

Geographic Presence: Now available in all 50 states, as well as in Canada.

*Sales velocity: Sales dollars per total point of distribution; Nielsen AOD; Total US x AOC Latest 26 weeks W/E 3-25-23

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

The Company sells its Neutraceutical products through distributors and directly to retail outlets in the United States. It also sells its products online through its own website forestremedies.com as well as e-commerce sites.

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

MaxSimil. Neptune has an exclusive license to use the patented nutritional ingredient, MaxSimil, an omega-3 fatty acid delivery technology that uses enzymes that mimic the natural human digestive system to predigest omega-3 fatty acids. The Journal of Nutrition, by the Oxford University Press, recently released the results of a clinical study that evidences MaxSimil’s superior absorption as compared with standard fish oil supplements. MaxSimil was first introduced to the market in 2018, and is sold as a straight omega-3 supplement with standard and unique concentration of EPA/DHA. MaxSimil is also starting to be presented in combination with specialty ingredients such as Curcumin and Vitamin K2.

Forest Remedies®.  Under our Forest Remedies® brand, we offer first-of-their kind vegan multi-omega gummies and soft gels with packaging that is 100% plastic-free. Launched on March 10, 2022, our Forest Remedies Multi Omega 3-6-9 line of supplements marked an important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

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

COMPETITION

The nutraceutical and organic foods and beverages industries are highly competitive. There are many companies, public and private universities, and research organizations actively engaged in the research and development of products that may be similar to our products. It is probable that the number of companies seeking to develop products similar to our products will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products.

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

REGULATORY

Our Nutraceutical and Organic Food and Beverage businesses are subject to varying degrees of regulation by a number of government authorities in Canada and the U.S., including Health Canada, the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various provincial, state and local agencies in areas where we operate and in which our products are sold also regulate our business. The areas of our business regulated by both these and other authorities include, among others:

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

We are also subject to a variety of other regulations in Canada and the U.S., including those relating to health, safety, bioterrorism, taxes, labor, employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so or that complying will not become prohibitively costly to our business.

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

Brand Names and Trademarks

Sprout®, NurturMe®, Nosh!®, Neptune Wellness™, MaxSimil®, Forest Remedies®, and Ocean Remedies® are trademarks of the Company.

Licenses

On January 31, 2020, Neptune entered into an exclusive, worldwide, and royalty-bearing licensing agreement with SCF Pharma Inc. for the development, manufacturing, formulation, distribution, sub-licensing and sale of the MaxSimil® technology in nutraceutical products.

On May 28, 2021, Sprout Foods entered into a multi-year licensing agreement with Moonbug, providing Sprout with an exclusive license to utilize certain properties relating to CoComelon®, the world’s leading children’s entertainment brand, owned and operated by Moonbug, with Sprout products.

EMPLOYEES

As of March 31, 2023, we had 50 employees working at our business offices in Jupiter and Laval, or remotely, down from 161 employees at March 31, 2022. Our employees possess specialized skills and knowledge, which we believe are valuable assets of the Company. As of March 31, 2023, 21 of our employees were in Canada while 29 were in the United States. We also had 21 temporary personnel. None of our employees were represented by a union. We consider our relations with our employees to be good and our operations have never been interrupted as the result of a labor dispute.

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

BUSINESS UPDATE

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into three agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022 and March 2022. We also issued promissory notes in July 2022, November 2022 and March 2023, issued senior secured notes in January 2023 and entered into an accounts receivable factoring facility in January 2023; an inventory factoring facility was also added in May 2023. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern. Unless otherwise specified, all dollar amounts are in US dollars ("USD").

Growth Drivers

We remain enthusiastic about the growth prospects of our business, with opportunity across all three of our core verticals. We have successfully made the transition to a fully-integrated consumer packaged goods company with a diverse suite of better-for-you brands, available in some of the country’s largest retail chains. At the same time, we are driving consumer relevance by pursuing the right strategic partnerships for co-branded product lines and expanding our product offerings in key wellness categories.

Major Distribution Gains

Since acquiring a majority stake in Sprout Organics in February 2021, we have expanded Sprout baby foods and toddler snacks substantially, both online and in store at major retailers like Target and Walmart. Earlier in March 2022, we announced the launch of our Forest Remedies Multi Omega 3-6-9 line of supplements into more than 340 Sprouts Farmers Market stores across the U.S. This distribution agreement marks another important milestone in our efforts to transform Neptune into a high-growth branded CPG company.

Strategic Partnerships

In February 2022, we brought Walmart a first-of-its-kind collaboration between Sprout Organics and popular kids’ entertainment platform CoComelon. This co-branded product line is now available on Walmart.com and in 900 Walmart stores, and has been very well-received. With this launch, Sprout Organics now sells into the top organic baby food retailers in the U.S., accounting for approximately 90 percent of the overall market.

Investing in Our Prospects

On November 15, 2021 we initiated a strategic review and made some big changes to get on track to becoming a profitable diversified CPG company. These actions have taken effect, and we are starting to see the results. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margin since transitioning to a CPG-focused model. The third quarter of fiscal year 2022 was the first quarter where we posted a positive gross margin since transitioning to a CPG-focused model. For the three-month period ended March 31, 2023, consolidated gross profit margin was (21.14)% of net sales, up from (49.39)% for the same period last year. For the twelve-month period ended March 31, 2023 the gross profit margin was (4.70)% up from (15.44)% for the same period of the prior year. However, there can be no assurances that revenue or gross profit growth will continue.

While the global market can be unstable during turbulent times, we are taking steps to ensure we remain well- positioned to execute against our stated plan: controlling our costs while pursuing high-growth opportunities. To that effect, Neptune announced on June 8, 2022 the launch of a new CPG focused strategic plan to reduce costs, improve the Company’s path to profitability and enhance current shareholder value. This plan focuses on two primary actions: (1) the divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune’s consumer products business. With the divestiture of its cannabis business, Neptune is renewing its focus on the core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability.

On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the “ASPA”) with a third- party, for its Canadian cannabis business including the Sherbrooke facility, following the divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written down accordingly. The completion of the divestiture of our cannabis business is a critical milestone in executing upon our strategy to become a leading CPG company. The sale of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure, as we focus on Sprout as the key growth driver for Neptune going forward.

RECENT CORPORATE DEVELOPMENTS

Neptune’s Presence in Canada’s Cannabis Market

During the year ended on March 31, 2022, Neptune supplied the market with premium cannabis extracts and dried flower, under its Mood Ring™ and PanHash™ brands, and completed its launch of all significant regulated product categories. All cannabis products were manufactured and packaged at the Company’s purpose-built facility in Sherbrooke, Quebec. On June 8, 2022, the Company announced a planned accelerated divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, all assets and liabilities related to the Canadian cannabis business were respectively shown under assets held for sale and liabilities directly associated with assets held for sale on Neptune’s balance sheet. Further information on those assets and liabilities can be found in note 4 of the consolidated financial statements for the twelve-month period ended March 31, 2023. On October 16, 2022, Neptune entered into an asset sale and purchase agreement (the “ASPA”) with a third-party, for its Canadian cannabis business including the Sherbrooke facility, following the planned divestiture of this business announced on June 8, 2022. The aggregate purchase price of the assets sold, net of liabilities assumed, amounted to approximately $3.8 million ($5.15 million CAD). The ASPA closed on November 9, 2022. Some assets were excluded from the ASPA and were written-down accordingly, on October 17, 2022 we announced that we had entered into a binding agreement for the sale of our cannabis business and the sale closed on November 9, 2022.

Launch of a New CPG Focused Strategic Plan

On June 8, 2022, Neptune announced the launch of a new Consumer Packaged Goods (“CPG”) focused strategic plan to reduce costs, improve the Company’s path to profitability and enhance current shareholder value. This plan builds on the Company’s initial strategic review that took place in fall of 2021 and focuses on two primary actions: (1) divestiture of the Canadian cannabis business and (2) a realignment of focus and operational resources toward increasing the value of Neptune’s consumer products business. With the divestiture of its cannabis business, Neptune has renewed its focus on its core brands – Sprout Organics and Biodroga Solutions – that align closely with future consumer trends and show a greater potential for future growth and profitability. The strategic plan is expected to lower costs and reduce global headcount by approximately 50%.

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

Changes to Management

Neptune announced on June 8, 2022 that Sarah Tynan, Sprout’s Chief Customer Officer, was promoted to CEO of Sprout. Ms. Tynan resigned from her position at Sprout as of July 7, 2023.

On June 14, 2022, Neptune announced the appointment of Raymond Silcock as Chief Financial Officer, effective July 25, 2022. Mr. Silcock, who is based out of Neptune’s Jupiter, Florida office, previously served as Executive Vice President and Chief Financial Officer at Perrigo Plc, as well as CFO at Diamond Foods, The Great Atlantic and Pacific Tea Company, UST Inc., and Cott Corporation. In addition, he has previously served as Chair of both Audit and Strategy Committees on several Boards including Pinnacle Foods Inc., American Italian Pasta Company, Prestige Brands and Bacardi Limited. Mr. Silcock replaces Randy Weaver who was Interim CFO up to July 22, 2022.

Receipt of NASDAQ Notifications

On November 15, 2022, the Company filed a Notification of Late Filing on Form 12b-25 (the “Form 12b-25”) with the SEC, which stated that it was unable to file its Form 10-Q for the quarter ended September 30, 2022 by the prescribed due date without unreasonable effort or expense because it required additional time to finalize its financial statements to be included in the Form 10-Q. The Company did not file its Form 10-Q by the fifth calendar day delay after the prescribed due date. On November 22, 2022, the Company received a Deficiency Notice from Nasdaq indicating that, as a result of not having timely filed the Form 10-Q with the SEC, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires timely filing of all required periodic financial reports with the SEC. The Deficiency Notice had no immediate effect on the listing or trading of the Company’s common shares on the Nasdaq. The Deficiency Notice indicated that the Company could regain compliance with the Listing Rule at any time prior to January 23, 2023 by filing the Form 10-Q. If the Company failed to file the Form 10-Q by such date, the Company could submit a plan to regain compliance with the Listing Rule prior to such date and, following receipt of such plan, Nasdaq may grant an extension of 180 calendar days from the Form 10-Q due date, or until May 15, 2023, for the Company to regain compliance. On December 20, 2022, the Company filed its Form 10-Q for the quarter ended September 30, 2022 and, thereby, regained compliance with the Listing Rule.

On February 15, 2023, the Company filed a Form 12b-25 with the SEC, which stated that it was unable to file its Form 10-Q for the quarter ended December 31, 2022 by the prescribed due date without unreasonable effort or expense because it required additional time to finalize its financial statements to be included in the Form 10-Q. The Company did not file its Form 10-Q by the fifth calendar day delay after the prescribed due date. On February 23, 2023, the Company received a Deficiency Notice from Nasdaq indicating that, as a result of not having timely filed the Form 10-Q with the SEC, the Company is not in compliance with the Listing Rule, which requires timely filing of all required periodic financial reports with the SEC. The Deficiency Notice had no immediate effect on the listing or trading of the Company’s common shares on the Nasdaq. The Deficiency Notice indicated that the Company could regain compliance with the Listing Rule at any time prior to April 24, 2023 by filing the Form 10-Q. If the Company failed to file the Form 10-Q by such date, the Company may submit a plan to regain compliance with the Listing Rule prior to such date and, following receipt of such plan, Nasdaq may grant an extension of 180 calendar days from the Form 10-Q due date, or until August 21, 2023, for the Company to regain compliance. On March 30, 2023, the Company filed its Form 10-Q for the quarter ended December 31, 2022 and, thereby, regained compliance with the Listing Rule.

On December 29, 2022, we received a Deficiency Notice from Nasdaq informing us that our Common Shares have failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of our Common Shares for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days from December 29, 2022, or until June 27, 2023, to regain compliance with Rule 5550(a)(2). On June 27, 2023, the Company filed for an extension to this deadline and the Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until December 26, 2023, to regain compliance. If at any time before December 26, 2023, the bid price of our Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance.

Change in Auditors

On May 25, 2023, the Audit Committee and Board of Directors of the Company approved the engagement of Berkowitz Pollack Brant Advisors + CPAs (“BPB”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending March 31, 2024. Accordingly, KPMG LLP (“KPMG”), which is currently serving as the Company's independent auditors, was informed that it will be dismissed upon completion of their audit of the Company's consolidated financial statements as of and for the year ended March 31, 2023 and the issuance of their report thereon. The engagement of BPB is subject to the approval of the shareholders at the next Annual General Meeting.

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

Expansion of the Existing Secured Promissory Notes

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, has entered into an amendment of each of its existing Secured Promissory Notes to expand from $22.5 million to a maximum of $37.5 million, of which any unfunded amount is available in future periods subject to investor demand. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million under the expanded Secured Promissory Notes to Sprout. This amount was received July 13, 2022. The maturity date of the note facility of February 1, 2024, is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The funds from the expanded facility are intended to be used for the general working capital needs of Sprout and the repayment of certain existing Sprout debt payable to Neptune. The existing and new Notes will bear interest at 10% per annum, increasing by 1.00% every three months during the term of the Secured Promissory Notes. MSEC was issued 372,670 common shares of Neptune, of an approximate value of $0.6 million in connection with this expansion.

On November 8, 2022, Sprout entered into three agreements to issue an additional $0.55 million of Secured Promissory Notes, on the same terms as the Secured Promissory Note discussed above. In connection with this financing, Neptune issued 146,330 common shares, on February 15, 2023, to the holders of these Secured Promissory Notes for a value of $0.1 million.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $0.3 million to various investors, also on the same terms. Pursuant to the terms of those promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 111,111 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.54 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $0.0 million.

On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

Closing of a $6,000,000 Registered Direct Offering Priced At-The-Market Under Nasdaq Rules and Concurrent Private Placement

On October 6, 2022, Neptune announced that it entered into definitive agreements with institutional investors for the purchase and sale of 3,208,557 common shares of the Company (the "Common Shares") pursuant to a registered direct offering priced at-the-market under Nasdaq rules (the "Offering") and warrants to purchase up to 6,417,114 Common Shares (the "Warrants") in a concurrent private placement (the "Private Placement"). The combined purchase price for one Common Share and one Warrant is $1.87. The Warrants will have an exercise price of $1.62 per Common Share, will be exercisable immediately following the date of issuance and will expire five years from the date of issuance. The aggregate gross proceeds from the Offering and the concurrent Private Placement were approximately $6.0 million, before deducting fees and other estimated expenses, for net proceeds of approximately $5.1 million. The Offering and concurrent Private Placement closed on October 11, 2022.

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

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Waiver Agreement"), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (see Note 13 to the consolidated financial statements as at and for the year ended March 31, 2023). The Waiver Agreement provides that the required prepayment of $2.0 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $0.1 million, which was added to the principal amount due.

Inventory and Accounts Receivable Factoring Facility

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement. On May 10, 2023, Neptune announced that Sprout has secured inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna, effective April 21, 2023. The inventory line will provide Sprout with working capital for additional inventory to meet consumer demand and product line expansion. The maximum available has been amended to $7.5 million, from $5.0 million previously announced on January 25, 2023, adding a line of inventory to the accounts receivable factoring facility that is already in place.

Closing of a $4,000,000 Public Offering

On May 11, 2023, the Company announced the pricing of its public offering of 12,121,212 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 12,121,212 common shares at a combined public offering price of $0.33 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants have an exercise price of $0.33 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. The Company plans to use the proceeds of the offering, after repayment of debt, for general corporate purposes, which may include (i) working capital, (ii) capital expenditures, (iii) operational purposes, including working capital to accelerate growth of the Company's business and (iv) potential acquisitions in complementary businesses. While the Company does not currently have any agreement with respect to an acquisition, the Company intends to evaluate potential opportunities and could use proceeds of the offering to invest in one or more complementary businesses. The principal reasons for this offering are to increase the Company's working capital, improve its ability to access the capital markets in the future, and to provide capital for general corporate purposes. In connection with this offering, the Company has agreed that certain existing warrants to purchase up to an aggregate of 8,423,733 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $1.62 to $11.20 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, will be amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $0.33, with expiration dates five years following the closing of the offering, with the exception of warrants to purchase up to 972,763 common shares which will expire on June 23, 2029 as currently contemplated.

ADDITIONAL INFORMATION

The Company’s head office and registered office is located at 545 Promenade du Centropolis, Suite 100, Laval, Québec, Canada, H7T 0A3.

The Company’s website address is www.neptunecorp.com. The information provided on the Neptune website is not part of this or any other report we file with or furnish to the SEC.

The Exchange Act requires us to file reports, proxy statements, and other information with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at www.sec.gov.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our Common Shares. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our Common Shares could decline, and investors could lose all or part of their investment. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Notes Regarding Forward-Looking Statements.

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Relating to our Business and Industry

We are exposed to risks associated with the divestiture of our cannabis business.

On October 16, 2022, we entered into an Asset Purchase Agreement with PurCann Pharma, Inc., pursuant to which PurCann Pharma, Inc. agreed to purchase substantially all of the assets relating to our Canadian cannabis business, including our processing plant and property located in Sherbrooke, Quebec. The sale of our cannabis business closed on November 9, 2022. We may not fully realize the anticipated benefits of this disposition. Further, we face continued liability for the pre-closing activities of the divested cannabis business, which we agreed to assume as part of the transaction. Additionally, we may be unable to collect any accounts receivable retained from our cannabis business.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Note Purchase Agreement, as amended (the “Note Purchase Agreement”), governing the promissory notes (the “2023 Notes”) that we issued on January 12, 2023 contain a number of restrictive covenants related to the financial statement filing deadlines, that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens, make investments, loans, advances and acquisitions, incur additional indebtedness or guarantees, pay dividends on capital stock or redeem, repurchase or retire capital stock, engage in transactions with affiliates, sell assets, including capital stock of our subsidiaries, alter the business we conduct, alter their organizational documents, and consolidate or merge.

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

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Waiver Agreement"), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (see Note 13 to the consolidated financial statements as at and for the year ended March 31, 2023). The Waiver Agreement provides that the required prepayment of $2.0 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.

A breach of the covenants under the Note Purchase Agreement, or any replacement facility, could result in an event of default under the applicable indebtedness, unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event that we breach one or more covenants, our lender may declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could restrict our operations, which could have a material adverse effect on our business, financial condition and results of operations. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling assets or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

While the Note Purchase Agreement was amended to provide for a waiver of certain defaults, there can be no guarantee that we will not breach covenants in the Note Purchase Agreement or the 2023 Notes in the future. In the event that we breach one or more covenants, our lender may declare an event of default and increase the interest rate to 24%, require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could restrict our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Agricultural commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs.

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

Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We have and continue to update our operational procedures and safety protocols at our facilities to comply with mandates and guidance from governmental authorities. If such measures are not effective or governmental authorities implement further restrictions, we may be required to take more extreme action, which could include short or long-term closures of our facilities or reductions in workforce. These measures may impair our production levels or cause us to close or severely limit production at one or more facilities. Further, our operations could be adversely impacted if suppliers, contractors, customers and/or transportation carriers are restricted or prevented from conducting business activities.

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

Given the ongoing and dynamic nature and significance of COVID-19 and its impact globally, we are not able to enumerate all potential risks and uncertainties to our business or financial condition. Any of the negative impacts of COVID-19, including those described above, alone or in combination with others, may have a material adverse effects on our business, results of operations or financial condition. Further, any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors outlined in this Annual Report on Form 10-K filed with the Commission on July 8, 2022 and in other reports that we file with the Commission from time to time.

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

Our products and services, including our consumer products, are offered in highly competitive markets that may be characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards and government regulations, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors and price sensitivity on the part of consumers and businesses.

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

We depend on a few significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

For the twelve-month period ended March 31, 2023, one customer accounted for 10.66% of revenue, and one customer accounted for 10.26% of revenue for the twelve-month period ended March 31, 2022.

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

Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including raw materials, supplies and equipment related to our operations, as well as electricity, water and other utilities. Governments may regulate or restrict the flow of our labor or our products, and the Company’s operations, suppliers, customers, and distribution channels could be severely impacted. Any significant future government-mandated or market-related interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

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
•
receipt of regulatory approvals, as applicable, for our products from regulatory agencies in certain territories in which we wish to expand our commercialization efforts;
•
continuing compliance with applicable regulations;
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

The Company and any third-party manufacturers engaged by the Company to perform manufacturing services are subject to laws and regulations, including current Good Manufacturing Practices regulations (“cGMP”), which are enforced by the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities. The Company and its third-party manufacturers may be unable to comply with cGMP or other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, import or export bans or restrictions and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing, or sale of the Company’s products. If the safety of any products manufactured by or supplied to the Company is compromised due to the manufacturer’s failure to adhere to applicable laws or for other reasons, the Company may not be able to successfully sell its products and our business, financial condition and operations may be materially adversely affected.

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

We may have difficulty obtaining insurance to cover its operational risks and, even where available, may not be sufficient to cover losses we may incur.

We may have difficulty obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors’ and officers’ insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to our industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is unable to obtain insurance coverage on acceptable terms, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risks and financial liabilities.

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

Risks Relating to Our Accounting and Financial Activities

Although our consolidated financial statements have been prepared on a going concern basis, our management believe that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of March 31, 2023.

Our consolidated financial statements for the twelve-month period ended March 31, 2023 were prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional financing and the uncertainties surrounding our ability to raise such financing, raise substantial doubt about our ability to continue as a going concern. For the twelve-month period ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million, and had an accumulated deficit of $383.6 million as at March 31, 2023. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties, meet our obligations as they become due and otherwise execute our business strategy. The Company currently has no committed sources of financing available. If we are unable to raise additional financing and increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and shareholders could lose all or part of their investment in our Common Shares.

We have recorded significant long-lived asset impairment charges and may be required to record additional charges to future earnings if our long-lived assets become impaired.

As of March 31, 2023, our goodwill balance was $2.4 million and our intangible asset balance was $1.6 million, which represented 7.8% and 5.2% respectively of total consolidated assets. The Company recorded an impairment loss of $19.5 million for goodwill and $18.0 million for intangibles in the twelve-month period ended March 31, 2023. We are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in share price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business verticals.

In addition, the Company announced that it had entered into a binding agreement for the sale of its Canadian cannabis business, including the Sherbrooke building, for C$5.15 million to be paid to the Company in cash, which transaction closed on November 9, 2022. The Company recorded a loss on remeasurement of the assets to fair value less cost of sale in the amount of $15.3 million in the twelve-month period ended March 31, 2023.

We may be required to record additional charges during the period in which any impairment of our goodwill, intangible assets or other long-lived assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.

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

Risks Relating to Our Liquidity

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.

As of the date of this Annual Report, we are actively managing our liquidity and expenses, and there is substantial doubt that our current cash position will be sufficient to continue as a going concern. The Company currently has minimal available cash balances, and we are also continuing to incur expenses that will cause us to expend cash in the short term. Payables are now in excess of available cash balances and payments of payables are not being made as the amounts become due. As of the date of this Annual Report, we have approximately $1.3 million in cash and cash equivalents, which is expected to be sufficient to operate the business for less than 1 month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets. We have no arranged sources of financing available to us. Our failure to obtain any required additional financing on favorable terms, or at all, would have a material adverse effect on our business, financial condition and results of operations. We are pursuing several cash generating transactions, including the strategic plan described herein, as well as further expense reduction measures, but there can be no assurance that any transaction will be completed or that our expense reduction measures will be sufficient to continue as a going concern.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statement on Form S-3. As a consequence, we might not be permitted to sell all of the amount of securities we could otherwise sell prior to such time, subject to the limits of General Instruction I.B.6. of Form S-3, which could adversely affect our operations and financial results.

Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and execute on our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our share price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under Nasdaq rules, or seek other sources of capital.

We may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.

The Company anticipates that funding sources may be available pursuant to private and public offerings of equity and/or debt and bank lending. However, if equity and/or debt financing was not available in the public capital markets, then the Company expects that it would have access to raise equity and/or debt financing privately. There can be no assurance that additional financing, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable, or that the Company’s existing indebtedness would not impact its ability to obtain such additional financing. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

The issuance and sale of common shares upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common shares. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.

As at March 31, 2023, the Company had a total of 12,197,665 warrants outstanding, representing 101.7% of the common shares issued at that date. If the holders of the warrants choose to exercise the warrants, it will cause substantial dilution to the holders of our common shares. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common shares may decline. In addition, the common shares issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common shares. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our common shares may decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common shares cannot absorb shares sold by the warrant holders, then the value of our common shares will likely decrease.

Certain of the warrants discussed above allow for cashless exercise rights. In a ‘cashless exercise’, the holder reduces the number of shares of common shares issuable upon exercise of the warrants in amount equal to the aggregate value of the exercise price of the exercised warrants. For example, if our common shares were trading at $10 per share and a holder desires to exercise warrants to purchase 100 common shares with an exercise price of $1.00 per share on a cashless basis, the number of common shares issuable to the holder upon such exercise would be reduced by 10 shares, equal in value to $100 ($10 per share x 10 shares), and the holder would receive 90 common shares upon such exercise. We do not receive any cash upon a cashless exercise and as such, while a cashless exercise reduces the dilution which would otherwise exist upon a warrant exercise, it is also not as beneficial to us, as it does not bring in any new investment proceeds. Additionally, holders of warrants with cashless exercise provisions may be more likely to exercise their warrants as they do not have to come out of pocket with any cash exercise payments.

Legal and Regulatory Risks Relating to Our Business

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

Material weaknesses in the Company’s internal control over financial reporting were determined to exist at March 31, 2023 and these material weaknesses have not been remediated to date. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to the presence of these material weaknesses. While we intend to adopt new and revised controls to remediate these weaknesses, if these and other controls fail to adequately remediate these material weaknesses, it could result loss of investor confidence, which could lead to a decline in our share price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our share price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on Nasdaq or any other exchange on which our common shares may be listed.

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

The Company may be classified as a “passive foreign investment company” for U.S. federal income tax purposes, which would subject U.S. investors that hold the Company’s Common Shares to potentially significant adverse U.S. federal income tax consequences.

If the Company is classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes in any taxable year, U.S. investors holding the Company’s Common Shares generally will be subject, in that taxable year and all subsequent taxable years (whether or not the Company continued to be a PFIC), to certain adverse U.S. federal income tax consequences. The Company will be classified as a PFIC in respect of any taxable year in which, after taking into account its income and gross assets (including the income and assets of 25% or more owned subsidiaries), either (i) 75% or more of its gross income consists of certain types of “passive income” or (ii) 50% or more of the average quarterly value of its assets is attributable to “passive assets” (assets that produce or are held for the production of passive income). Based on our current operations, income, assets and certain estimates and projections, including as to the relative values of our assets, including goodwill, which is based on the expected price of our Common Shares, the Company believes that it was not a PFIC for the taxable year ended March 31, 2022. The determination of the Company’s status as a PFIC for the fiscal year ending March 31, 2023 cannot be made at this time. Because the Company’s PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of the Company’s assets and income, including the Company’s use of proceeds from offerings, and the value of the Company’s assets (which may be determined, in part, by reference to the market value of Common Shares, which may be volatile) over the course of such taxable year, the Company may be a PFIC in any taxable year. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that the Company will not be a PFIC for any future taxable year. In addition, it is possible that the U.S. Internal Revenue Service may challenge the Company’s classification of certain income and assets as non-passive, which may result in the Company being or becoming a PFIC in the current or subsequent years.

If the Company is a PFIC for any year during a U.S. Holder’s (as defined below in “Certain U.S. Federal Income Tax Considerations”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution, unless the U.S. Holder makes a timely and effective “qualified electing fund” election (“QEF Election”) or a “mark-to-market” election with respect to its Common Shares. A U.S. Holder who makes a QEF Election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. However, U.S. Holders should be aware that if the Company determines that it is a PFIC for this year or any future taxable year, the Company can make no assurances that it would provide the information necessary for U.S. Holders to make a QEF Election. Thus, U.S. Holders may not be able to make a QEF Election with respect to their Common Shares. A U.S. Holder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. Holder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

We are subject to laws and regulations and guidelines, changes in which could increase our costs and individually or in the aggregate adversely affect our business.

We are subject to laws and regulations affecting our operations in a number of areas. These laws and regulations affect the Company’s activities in areas including, but not limited to, organic food and beverage products, dietary supplements, consumer protection, labor, intellectual property ownership and infringement, import and export requirements, and environmental, health and safety.

The successful execution of our business objectives is contingent upon compliance with all applicable laws and regulatory requirements and obtaining all other required regulatory approvals, which may be onerous and expensive. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation and the expansion of the Company’s business, could individually or in the aggregate make the Company’s products and services less attractive to our customers, delay the introduction of new products, or cause the Company to implement policies and procedures designed to ensure compliance with applicable laws and regulations. There can be no assurance that the Company’s officers, directors, employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

We are subject to risks inherent to the nutraceutical industry.

We are heavily dependent on the export of products to the United States. The FDA is able to block the import entry of any product that violates or appears to violate U.S. law. Future changes in U.S. requirements and interpretations of those requirements, coupled with FDA’s authority to block import entry based only on an apparent violation of the law, increases the possibility that our products may not have full access to the U.S. market and poses additional risks to our business.

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

If any of the Company’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while the Company has no current intention to declare or pay dividends on its Common Shares in the foreseeable future, We may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Our inability to maintain our regulatory approvals and permits or failure to comply with applicable regulations could adversely affect our business and financial results.

The Company is required to obtain and maintain certain federal and state permits, licenses and approvals in the jurisdictions where its products are manufactured and/or sold and to comply with extensive regulations governing its business, including FDA regulations. There can be no assurance that the Company will be able to obtain or maintain necessary licenses, permits or approvals or continue to comply with applicable regulations. Any material delay or inability to receive these items is likely to delay and/or inhibit the Company’s ability to conduct its business, and would have an adverse effect on its business, financial condition and results of operations.

We are currently, and may in the future be, subject to substantial litigation, investigations and proceedings that could cause us to incur significant legal expenses and result in harm to our business.

We and our subsidiaries are subject to federal, state, local, foreign and provincial health, safety, and labeling laws and regulations, including but not limited to the federal Food, Drug, and Cosmetic Act and regulations promulgated by the FDA; laws and regulations promulgated by the United States Department of Agriculture; the National Organic Program; and state, local, foreign, and provincial law equivalents. In addition, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) and implementing regulations impose testing and warning requirements for products containing any chemical known to the State of California to cause cancer and/or reproductive toxicity. Product recall laws and regulations also apply to our products.

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

On February 4, 2021, the United States House of Representatives Subcommittee on Economic and Consumer Policy, Committee on Oversight and Reform (“Subcommittee”), published a report, “Baby Foods Are Tainted with Dangerous Levels of Arsenic, Lead, Cadmium, and Mercury” (the “Report”), which stated that, with respect to Sprout, a company in which Neptune acquired a 50.1% stake, “Independent testing of Sprout Organic Foods" has confirmed that their baby foods contain concerning levels of toxic heavy metals.” The Report further stated that after receiving reports alleging high levels of toxic metals in baby foods, the Subcommittee requested information from Sprout but did not receive a response. On February 11, 2021, the Subcommittee contacted Sprout, reiterating its requests for documents and information about toxic heavy metals in Sprout’s baby foods.

Sprout provided an initial response to the Subcommittee on February 25, 2021. The pending inquiries and potential findings could have a material adverse effect on our business, financial condition, or results of operations.

On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. On October 21, 2022, the Company announced that it had agreed to settle and resolve the lawsuit for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023, the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made. The court has set a final approval hearing on July 28, 2023. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered.

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

Accordingly, we are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government investigations and enforcement actions for the failure of us to comply with applicable health, safety, and labeling requirements and advertising and marketing requirements. Any adverse judgment in or settlement of any pending or any future litigation or investigation could result in payments, fines and penalties that could adversely affect our business, results of operations and financial condition and which may not be covered by insurance. Regardless of the merits of the claims and the outcome, legal proceedings have resulted in, and may continue to result in, significant legal fees and expenses as well as diversion of management’s and employee time and other resources, and adverse publicity. Such proceedings could also adversely affect our business, results of operations and financial condition. If the Company is unsuccessful in its defense of material litigation claims or is unable to settle the claims, We may be faced with significant monetary damage awards or other remedies against it including injunctive relief that could have a material adverse effect on the Company’s business, financial condition and results of operations. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, financial condition and results of operations. For more information on our pending legal proceedings, see “Legal Proceedings.”

Risks Relating to Our Human Resources

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

We face exposure to fraudulent or illegal activity by officers, directors, employees, contractors, consultants and agents, which may subject us to investigations and actions.

We are exposed to the risk that any of our officers, directors, employees, independent contractors and consultants and our subsidiaries may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state, local, and foreign healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our officers, directors, employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our officers, directors, employees, agents or business partners in violation of U.S. or Canadian federal, provincial or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Risks Relating to Our Information Technology

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

Risks Relating to Our Intellectual Property

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

Risks Relating to Ownership of Our Common Shares

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

If there is insufficient liquidity in our Common Shares, it could adversely affect your Shareholders' ability to sell shares.

Shareholders of the Company may be unable to sell significant quantities of Common Shares into the public trading markets without a significant reduction in the price of their Common Shares, or at all. There can be no assurance that there will be sufficient liquidity of the Common Shares on the trading market, and that the Company will continue to meet the listing requirements of the Nasdaq or achieve listing on any other public stock exchange. There can be no assurance that an active and liquid market for the Common Shares will be maintained and an investor may find it difficult to resell Common Shares.

U.S. investors may be unable to enforce certain judgments against us in Canada.

Neptune is a corporation existing under the Business Corporations Act (Québec). A number of our directors and officers are residents of Canada or other jurisdictions outside of the United States, and substantially all of our assets are located outside the United States. As a result, it may be difficult to effect service within the United States upon the Company or upon its directors and officers. Execution by United States courts of any judgment obtained against the Company or any of the Company’s directors or officers in United States courts may be limited to the assets of such companies or such persons, as the case may be, located in the United States. It may also be difficult for holders of securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon civil liability and the civil liability of the Company’s directors and executive officers under the U.S. federal securities laws. The Company has been advised that a judgment of a U.S. court predicated solely upon civil liability under United States federal securities laws or the securities or “blue sky” laws of any state within the United States, would likely be enforceable in Canada if the United States court in which the judgment was obtained has a basis for jurisdiction in the matter that would be recognized by a Canadian court for the same purposes. However, there may be doubt as to the enforceability in Canada against these non-U.S. entities or their controlling persons, directors and officers who are not residents of the United States, in original actions or in actions for enforcement of judgments of courts of the United States, of liabilities predicated solely upon U.S. federal or state securities laws.

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

On December 29, 2022, we received a deficiency notice from Nasdaq (the “Deficiency Notice”) informing us that our Common Shares have failed to comply with the $1.00 minimum bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) based upon the closing bid price of our Common Shares for the 30 consecutive business days prior to the date of the Deficiency Notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days from December 29, 2022, or until June 27, 2023, to regain compliance with Rule 5550(a)(2). On June 27, 2023, the Company filed for an extension to this deadline and the Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until December 26, 2023, to regain compliance. If at any time before December 26, 2023, the bid price of our Common Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq will provide written confirmation that we have regained compliance.

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

We may raise additional funds in the future by issuing Common Shares or equity-linked securities. Holders of our securities have no preemptive rights in connection with such further issuances. Our board of directors has the discretion to determine if an issuance of our capital stock is warranted, the price at which such issuance is to be affected and the other terms of any future issuance of capital stock. In addition, additional common shares will be issued by us in connection with the exercise of warrants, options or grant of other equity awards granted by us. Additional common shares are also expected to be issued in settlement of a legal case, as discussed under Item 3 of Part I of this Form 10-K ("Legal Proceedings"). Such additional equity issuances could, depending on the price at which such securities are issued, substantially dilute the interests of the holders of our existing securities.

Our constating documents permit us to issue an unlimited amount of additional Common Shares or Preferred Shares, which may prevent a third-party takeover or cause our shareholders to experience dilution in the future.

Our constating documents authorize us to issue an unlimited number of Common Shares and an unlimited number of preferred shares (“Preferred Shares”). Our board of directors has the authority to cause us to issue additional Common Shares and Preferred Shares and to determine the special rights and restrictions of the shares of one or more series of our Preferred Shares, each without consent of our shareholders. The issuance of any such securities may result in a reduction of the book value or market price of our Common Shares. Given the fact that we operate in a capital-intensive industry with significant working capital requirements, we may be required to issue additional Common Shares or other securities that are dilutive to existing shareholders in the future in order to continue our operations, which may result in dilution to existing shareholders. Further, any such issuances could result in a change of control or a reduction in the market price for our Common Shares. Additionally, the rights of the holders of Common Shares will be subject to, and may be adversely affected by, the rights of holders of any Preferred Shares that may be issued in the future. For example, Preferred Shares typically rank senior to Common Shares as to dividend rights, liquidation preference or both and may be convertible into Common Shares. Lastly, our ability to issue Preferred Shares could make it more difficult for a third-party to acquire a majority of our outstanding voting shares, particularly in the event we issue Preferred Shares with special voting rights, the effect of which may be to deprive our shareholders of a control premium that might otherwise be realized in connection with an acquisition of us.

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial reports in comparison with other public companies.

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

The Company reported negative cash flow from operating activities of $28.6 million and $54.3 million for the fiscal years ended March 31, 2023 and March 31, 2022. The Company has historically and may also continue to have negative cash flow from operating activities until sufficient levels of sales are achieved. The Company cannot guarantee that future positive cash flow from operating activities will be obtained. In addition, negative cash flows may continue longer than the Company has planned for which could cause liquidity issues.

We may also be unable to obtain borrowings in an amount sufficient to enable them to pay debt or to fund other liquidity needs. If sufficient liquidity is not obtained, We may need to refinance or restructure all or a portion of its debt on or before maturity, sell assets or borrow money or issue equity, which may not be possible on terms satisfactory to the Company, or at all. If the Company continues to report negative cash flows from operating activities, or any failure to obtain any required additional financing on favorable terms, or at all, such events could have a material adverse effect on the business, financial condition, and results of operation of the Company.

We will not be able to maintain our operations without additional funding.

As of March 31, 2023, Neptune had $2.0 million of cash and cash equivalents. We had negative cash flows from operating activities of $28.6 million during the twelve-month period ended March 31, 2023 and $54.3 million during the twelve-month period ended March 31, 2022. As of the date of this Annual Report, we have approximately $1.3 million in cash and cash equivalents, which is expected to be sufficient to operate the business for less than 1 month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets. We may be unable to generate sufficient cash flow from operations or to obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets or borrow more money or issue equity, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. We may also try to raise the necessary capital through securities offerings, however these may entail significant downsides, due to limitations on use of registration statements on Form S-3. For more information on our inability to use Form S-3, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial and Capital Management—Capital Resources." Such offerings are subject to market conditions and are beyond our control.

We are subject to foreign currency fluctuations, which could adversely affect our financial results.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Currency risk relates to the portion of our business transactions denominated in currencies other than the Canadian dollar.

For the twelve-month period ended March 31, 2023, approximately 82% of our revenues were in U.S. dollars, and a most of our expenses, including the purchase of raw materials, were in U.S. dollars. If the value of the United States dollar fluctuates significantly more than expected in the foreign exchange markets, our operating results and financial condition may be adversely affected.

General Risk Factors

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

The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors, including those pertaining to financing arrangements, government regulations, developments concerning regulatory actions affecting the Company, litigation, additions or departures of key personnel, cash flow, and economic conditions and political factors in Canada and the United States may have a significant impact on the market price of the Company’s Common Shares. In addition, there can be no assurance that the Company’s Common Shares will continue to be listed on Nasdaq.

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

We previously owned a production facility in Sherbrooke, Quebec where we conducted our cannabis operations including laboratory testing. On October 17, 2022, we announced that we had entered into a binding agreement for the sale of our cannabis business, which would include the sale of our cannabis brands and the Sherbrooke building in one or more transactions. The disposition of our cannabis operations occurred on November 9, 2022. We believe the divestment of the cannabis assets will allow us to realize significant cost savings and operational streamlining from redirected resources towards our simplified corporate structure.

We also have leased offices in Vaudreuil, Province of Québec, Canada, which have been sub-leased to a third-party tenant.

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

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $0.6 million has been recognized for this case as at March 31, 2023 ($0.6 million as at March 31, 2022).
(ii)
On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. On October 21, 2022, the Company announced that it had agreed to settle and resolve the lawsuit for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023, the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made. The court has set a final approval hearing on July 28, 2023. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered.
(iii)
On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period. Based on currently available information, a provision of $1.0 million for royalty payments has been recognized as of March 31, 2023 ($0.4 million as at March 31, 2022). Refer to note 7 to our consolidated financial statements.
(iv)
On October 11, 2022, a warehousing company called Carolina Rework Solutions, LLC filed a lawsuit against Neptune Health & Wellness Innovation, Inc. for breach of a warehousing contract with damages of $0.2 million plus additional unspecified damages estimated to be in excess of $1.0 million for disposal of hand sanitizer product housed at its warehouse. On May 30, 2023, Carolina Rework Solution, LLC received leave of court to add Neptune Holding USA, Inc. and Neptune Wellness Solutions, Inc. as additional defendants to the claim on a veil-piercing theory. Neptune Holding USA, Inc. and Neptune Wellness Solutions, Inc. intend to deny that the court has jurisdiction over them and deny that veil piercing is appropriate.
(v)
On February 28, 2023, a warehousing company called Freight Connections filed a lawsuit against Neptune Health & Wellness Innovation, Inc. for breach of a warehousing contract, breach of duty of good faith and fair dealing, quantum meruit and fraud with damages of $0.3 million plus punitive and consequential damages related to hand sanitizer product at plaintiff’s facility.
(vi)
On October 22, 2020, Iron Lab, S.A. de C.V. submitted a claim and demand for arbitration against Neptune Wellness Solutions Inc., Neptune Health & Wellness Innovation, Inc. and Biodroga Nutraceuticals Inc., claiming that Neptune and its subsidiaries breached their obligations under a purported agreement with Iron Lab regarding the purchase of hand sanitizer. Neptune and the other respondents dispute the existence of any binding agreements or jurisdiction to hear the arbitration, and have asserted counterclaims based on Iron Lab's delivery of non-conforming product based on Neptune's purchase orders. The parties are currently awaiting an award from the arbitration panel. Based on currently available information, no provision has been recognized for this case as at March 31, 2023.
(vii)
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares trade under the symbol "NEPT" on the Nasdaq Capital Market.

The following table sets forth the high and low intraday sales prices per common share as reported on Nasdaq beginning on April 1, 2022 and taking into account the Share Consolidation that took effect on June 13, 2022:

Period		Low Trading Price	High Trading Price
		($)	($)

Year Ended March 31, 2023
Fourth Quarter	(March 31, 2023)	$0.29	$1.04
Third Quarter	(December 31, 2022)	$0.23	$1.92
Second Quarter	(September 30, 2022)	$1.00	$3.74
First Quarter	(June 30, 2022)	$1.34	$1.41
Year Ended March 31, 2022
Fourth Quarter	(March 31, 2022)	$7.35	$19.60
Third Quarter	(December 31, 2021)	$12.25	$22.40
Second Quarter	(September 30, 2021)	$19.25	$41.30
First Quarter	(June 30, 2021)	$37.10	$55.30

As of July 14, 2023, we had 42 shareholders of record based on the records of our transfer agent, which does not include beneficial owners of our common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans, as set forth in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”, is incorporated herein by reference.

Unregistered Sales of Equity Securities

Except as set forth below, since April 20, 2020, we have not sold any securities that were not registered under the Securities Act.

(1)
In March 2023, we issued warrants to purchase common shares of the Company to one accredited investor which permits the investor to purchase an aggregate of 111,111 of our common shares at an exercise price of $0.54.
(2)
In March 2023, we issued to three accredited investors an aggregate of 146,330 of our common shares in connection with loans to Sprout Foods, Inc.
(3)
In January 2023, we issued (i) 71,665 common shares to our financial advisor in connection with our strategic review and (ii) to two accredited investors the January 2023 Warrants, which permits the investors to purchase an aggregate of 850,000 of our common shares at an exercise price of $0.53 per common share.
(4)
In October 2022, we issued to accredited investors the Series E Warrants in the Private Placement, which permits the investors to purchase an aggregate of 6,417,114 of our common shares at an exercise price of $1.62 per common share.
(5)
In July and September 2022, we issued to two accredited investors an aggregate of 409,435 common shares in connection with loans to Sprout Foods, Inc.
(6)
In June 2022 we issued 7,104 common shares to our financial advisor in connection with our proposed divestiture of our Canadian cannabis business.
(7)
In October 2020, we issued 462,963 common shares and 300,926 warrants to purchase common shares at an offering of $75.60 per share to institutional investors.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2023 and 2022.

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

GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the twelve-month period ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million, and had an accumulated deficit of $383.6 million as at March 31, 2023. For the twelve-month period ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at March 31, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of it's notes subsequent to year end and while the default was subsequently waived (see note 25 to the consolidated financial statements), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

As of the date the financial statements are authorized for issuance, the cash balance is minimal and expected to be sufficient to operate the business for less than one month. The Company requires funding in the very near term in order to continue its operations. The Company’s lack of cash resources and current share price may adversely affect its ability to raise new capital and execute its business strategy. If the Company is unable to obtain funding in the very near-term, it may have to cease operations and liquidate its assets.

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control and subject to market conditions. The Company’s business plan is dependent upon, among other things, its ability to achieve profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets out selected consolidated financial information and are prepared in accordance with US GAAP.

	Three-month periods ended		Twelve-month periods ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
		Recasted		Recasted
	$	$	$	$
Total revenues	12.147	11.532	52.615	48.797
Adjusted EBITDA[1]	(12.963)	(12.762)	(39.660)	(53.258)
Net loss	(44.513)	(36.662)	(88.803)	(84.425)
Net loss attributable to equity holders of the Company	(26.566)	(31.942)	(60.460)	(74.972)
Net loss attributable to non-controlling interest	(17.947)	(4.720)	(28.343)	(9.453)
Basic and diluted loss per share	(3.74)	(7.47)	(7.52)	(17.50)
Basic and diluted loss attributable to common shareholders of the Company	(2.23)	(6.51)	(5.12)	(15.54)

	As at March 31, 2023	As at March 31, 2022	As at March 31, 2021
	$	$	$
Total assets	30.928	104.955	186.948
Working capital[2]	(17.484)	7.071	54.718
Non-current financial liabilities	17.455	13.800	14.593
(Deficiency) equity attributable to equity holders of the Company	(11.940)	48.116	115.368
(Deficiency) equity attributable to non-controlling interest	(15.621)	12.722	22.178

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below. In the quarter ended September 30, 2022, the Company recasted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at March 31, 2023, 2022 and 2021 were $23.550, $37.388 and $89.528 respectively, and current liabilities as at March 31, 2023, 2022 and 2021 were $41.034, $30.317 and $34.809 respectively.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

The following tables set out selected consolidated financial information for the last eight quarters and are prepared in accordance with US GAAP. More details and explanations on each of the quarterly financial data above can be found in the corresponding Management Discussion and Analysis.

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
				Recasted
	$	$	$	$
Total Revenues	12.147	12.209	11.987	16.272
Adjusted EBITDA [1]	(12.963)	(1.669)	(12.963)	(11.351)
Net loss	(44.513)	(0.497)	(37.288)	(6.504)
Net income (loss) attributable to equity holders of the Company	(26.566)	1.288	(30.897)	(4.284)
Net loss attributable to non-controlling interest	(17.947)	(1.786)	(6.390)	(2.220)
Basic and diluted income (loss) attributable to common shareholders of the Company	(2.23)	0.06	(3.94)	(0.72)

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	Recasted	Recasted	Recasted	Recasted
	$	$	$	$
Total Revenues	11.532	14.668	12.519	10.079
Adjusted EBITDA [1]	(12.762)	(14.198)	(12.762)	(14.080)
Net loss	(36.662)	(16.805)	(12.102)	(18.856)
Net loss attributable to equity holders of the Company	(31.942)	(15.009)	(11.113)	(16.908)
Net loss attributable to non-controlling interest	(4.720)	(1.796)	(0.989)	(1.948)
Basic and diluted loss attributable to common shareholders of the Company	(6.51)	(3.14)	(2.33)	(3.56)

1 The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below. In the quarter ended September 30, 2022, the Company recasted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits.

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Twelve-month periods ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	0	Recasted		Recasted

Net loss for the year	$(44.513)	$(36.662)	$(88.803)	$(84.425)
Add (deduct):
Depreciation and amortization	0.843	1.656	3.234	6.791
Revaluation of derivatives	1.374	1.672	(14.710)	(7.035)
Net finance costs	1.166	1.266	3.823	2.823
Equity classified stock-based compensation	0.671	1.565	3.504	7.817
Non-employee compensation related to warrants	—	—	—	0.179
System migration, conversion, implementation	—	(0.001)	—	0.327
Impairment loss on long-lived assets	27.511	17.177	53.292	19.581
Costs related to conversion from IFRS to US GAAP	—	0.577	—	0.577
Change in revaluation of marketable securities	—	—	—	0.107
Income tax recovery	(0.015)	(0.012)	—	—
Adjusted EBITDA[1]	$(12.963)	$(12.762)	$(39.660)	$(53.258)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements. In the quarter ended September 30, 2022, the Company recasted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits

The following tables present a reconciliation of Adjusted EBITDA for the last eight quarters, as a complement to the tables from the Selected Consolidated Quarterly Financial Information section of this MD&A.

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
				Recasted
	$	$	$	$

Net income (loss) for the period	(44.513)	(0.497)	(37.288)	(6.504)
Add (deduct):
Depreciation and amortization	0.843	0.662	0.691	1.039
Revaluation of derivatives	1.374	(8.368)	1.808	(9.524)
Net finance costs (income)	1.166	5.257	(4.235)	1.635
Equity classified stock-based compensation	0.671	1.005	0.640	1.187
Impairment loss on long-lived assets	27.511	0.270	24.694	0.816
Income tax expense (recovery)	(0.015)	0.002	0.013	—
Adjusted EBITDA[1]	(12.963)	(1.669)	(13.677)	(11.351)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements. In the quarter ended September 30, 2022, the Company recasted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	Recasted	Recasted	Recasted	Recasted
	$	$	$	$

Net loss for the period	(36.662)	(16.805)	(12.102)	(18.856)
Add (deduct):				—
Depreciation and amortization	1.656	1.515	2.277	1.344
Revaluation of derivatives	1.672	(1.245)	(5.529)	(1.933)
Net finance costs (income)	1.266	0.962	(1.043)	1.638
Equity classified stock-based compensation	1.565	1.014	2.158	3.080
Non-employee compensation related to warrants	—	0.025	0.061	0.093
Impairment loss on long-lived assets	17.177	(0.010)	1.885	0.530
Costs related to conversion from IFRS to US GAAP	0.577	—	—	—
Change in revaluation of marketable securities	—	0.018	0.078	0.012
Income tax expense (recovery)	(0.012)	—	—	0.012
Adjusted EBITDA[1]	(12.762)	(14.198)	(12.215)	(14.080)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements. In the quarter ended September 30, 2022, the Company recasted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits

OPERATING SEGMENTS

The Company’s management structure and performance is measured based on a single segment, which is the consolidated level, as this is the level of information used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Twelve-month periods ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$1.343	$3.527	$8.418	$12.447
United States	10.752	7.686	43.378	35.330
Other countries	0.052	0.319	0.819	1.020
	$12.147	$11.532	$52.615	$48.797

The Company’s property plant and equipment, intangible assets and goodwill are attributed to geographical locations based on the location of the assets.

			As at
			March 31, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.251	$2.426	$1.607
United States	1.152	—	—
Total	$1.403	$2.426	$1.607

			As at
			March 31, 2022
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$20.725	$2.626	$2.353
United States	0.723	19.542	19.302
Total	$21.448	$22.168	$21.655

RESULTS ANALYSIS

Summary of Changes to the Consolidated Statements of Loss

three-month period ended March 31, 2023 compared to March 31, 2022

	For the three-month period ended		Changes
	March 31, 2023	March 31, 2022	Changes in $	Changes in %

Total revenues	$12.147	$11.532	0.615	5.3%
Total cost of sales	(14.716)	(17.228)	2.512	14.6%
Gross loss	(2.569)	(5.696)	3.127	54.9%
Gross loss margin	-21.1%	-49.4%	28.2%	-57.2%

Research and development expenses, net of tax credits and grants	(0.033)	(0.228)	0.195	85.5%
Selling, general and administrative expenses	(11.235)	(10.635)	(0.600)	-5.6%
Impairment losses	(27.511)	(17.177)	(10.334)	-60.2%
Other elements from the operating loss	(0.343)	—	(0.343)	100.0%
Loss from operating activities	(41.691)	(33.736)	(7.955)	-23.6%

Net finance costs	(1.166)	(0.967)	(0.199)	-20.6%
Foreign exchange loss	(0.111)	(0.299)	0.188	62.9%
Loss on issuance and change in fair value of derivatives	(1.374)	(1.672)	0.298	17.8%
Other changes in revaluation and fair value	—	—	—	0.0%
Other elements from the loss before income taxes	(0.186)	—	(0.186)	100.0%
	(2.837)	(2.938)	0.101	3.4%
Loss before income taxes	(44.528)	(36.674)	(7.854)	-21.4%

Income tax recovery	0.015	0.012	0.003	25.0%
Net loss	(44.513)	(36.662)	(7.851)	-21.4%

Adjusted EBIDTA	(12.963)	(12.762)	(0.201)	-1.6%

Revenues

Total consolidated revenues for the three-month period ended March 31, 2023 amounted to $12.1 million representing an increase of $0.6 million or 5% compared to $11.5 million for the three-month period ended March 31, 2022.

Food and beverages revenues represented a $2.5 million increase in comparison to the three-month period ended March 31, 2022, resulting from Sprout’s extended distribution in all 50 U.S. states and Canada. This increase was offset by the decrease in revenues in the cannabis market from the now-divested Cannabis business.

When compared to the previous quarter, the consolidated revenues decreased by $0.1 million or 1%, which was mainly attributable to timing of shipping of nutraceuticals products (decrease of $0.2 million) as well as decrease in royalty revenues, partially offset by an increase of $0.4 million in food and beverages revenues.

Geographic Revenues

From a geographic point of view, revenues for the current quarter decreased by $2.2 million or 62% in Canada, increased by $3.1 million or 40% in the United States and decreased by $0.267 million or 84% for other countries (all royalty revenues) compared to the quarter ended March 31, 2022.

The decrease of revenue in Canada for the quarter is mainly due to the divestiture of the Cannabis business.

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

The consolidated gross profit (loss) for the three-month period ended March 31, 2023 amounted to $(2.6) million compared to $(5.7) million for the three-month period ended March 31, 2022, an improvement of $3.1 million or 55%.

The change for the quarter is mainly attributable to reduction in sales and related cost of sales from the now-divested Cannabis business, and an increase in sales from food and beverages. The divestiture of the Cannabis business contributed to a decrease of $4.5 million in gross loss for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022.

Gross Margin Percentage

For the three-month periods ended March 31, 2023 and 2022, the consolidated gross margin went from (49.4)% in 2022 to (21.1)% in 2023, an increase of 28.2 basis points.

All changes in gross margins result from the changes in revenues and gross profit (loss), and are described above.

Research and Development (“R&D”) Expenses

For the quarter ended March 31, 2023, the consolidated R&D expenses net of tax credits and grants amounted to $0.0 million, compared to $0.2 million for the quarter ended March 31, 2022, a decrease of $0.2 million or 85%.

Impairment losses

Aggregate impairment losses amounted to $27.5 million compared to $17.2 million for the same period last year, an increase of $10.3 million or 60%. The current period impairment losses are due to the impairment of the goodwill and tradenames related to Sprout.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses net of subsidies for the quarter ended March 31, 2023 amounted to $11.2 million compared to $10.6 million for the same period the prior year, an increase of $0.6 million or 6% primarily due to the benefits of the strategic review and continued cost controls.

Finance costs

Net finance costs, foreign exchange and loss on issuance of derivatives amounted to a loss of $2.8 million for the quarter ended March 31, 2023, compared to a loss of $2.9 million for the three-month period ended March 31, 2022, a change of $0.1 million or 3% for the quarter ended March 31, 2023. The variation for this period is mainly attributable to the increase in interest expense on the Company’s financing facilities, partially offset by the revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

Income tax expense (recovery) was nominal for the three-month periods ended March 31, 2023 and 2022. As entities are in carry forward loss positions, there is nominal impact to income taxes for the quarter.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss increased by $0.2 million or 2% for the quarter ended March 31, 2023 to an Adjusted EBITDA loss of $13.0 million compared to $12.8 million for the quarter ended March 31, 2022. The increase in Adjusted EBITDA loss for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was driven by additional costs for settlements with suppliers, warehousing of legacy products as well as legacy litigations, partially offset by the Company's execution of its strategic review plan of refocusing on its core products.

Net loss

For the quarter ended March 31, 2023, the net loss amounted to $44.5 million compared to $36.7 million for the quarter ended March 31, 2022, an increase of $7.9 million or 21%. This increase in net loss is mostly attributable to the impairment losses discussed in the section above, offset by the Company's execution of its strategic review plan by refocusing on its core businesses.

twelve-month period ended March 31, 2023 compared to March 31, 2022

	For the twelve-month period ended		Changes
	March 31, 2023	March 31, 2022	Changes in $	Changes in %

Total revenues	$52.615	$48.797	3.818	7.8%
Total cost of sales	(55.090)	(56.333)	1.243	2.2%
Gross loss	(2.475)	(7.536)	5.061	67.2%
Gross loss margin	-4.7%	-15.4%	10.7%	-69.5%

Research and development expenses, net of tax credits and grants	(0.484)	(0.880)	0.396	45.0%
Selling, general and administrative expenses	(46.424)	(60.539)	14.115	23.3%
Impairment losses	(53.292)	(19.581)	(33.711)	-172.2%
Other elements from the operating loss	(0.173)	0.006	(0.179)	-2983.3%
Loss from operating activities	(102.848)	(88.530)	(14.318)	-16.2%

Net finance costs	(3.823)	(2.137)	(1.686)	-78.9%
Foreign exchange gain (loss)	6.435	(0.686)	7.121	1038.0%
Gain on issuance and change in fair value of derivatives	11.553	7.035	4.518	64.2%
Other changes in revaluation and fair value	—	(0.107)	0.107	100.0%
Other elements from the loss before income taxes	(0.120)	—	(0.120)	100.0%
	14.045	4.105	9.940	242.1%
Loss before income taxes	(88.803)	(84.425)	(4.378)	-5.2%

Income tax recovery	—	—	—	0.0%
Net loss	(88.803)	(84.425)	(4.378)	-5.2%

Adjusted EBIDTA	(39.660)	(53.258)	13.598	25.5%
Revenues

For the twelve-month period ended March 31, 2023, consolidated revenues totaled $52.6 million representing an increase of $3.8 million or 8% compared to $48.8 million for the twelve-month period ended March 31, 2022.

The $3.8 million increase was mainly attributable to the increase in the Food and Beverages revenues, offset by the decrease in sales related to the now-divested Cannabis business. Food and Beverages revenues increased by $8.2 million or 32% and revenues from the sale of nutraceutical productions increased by $1.5 million or 11%. This was offset by the decrease in sales of cannabis productions of $5.3 million or 66% related to the divestiture of the Cannabis business.

Geographic Revenues

Revenues for the year decreased by $4.0 million or 32% in Canada, increased by $8.0 million or 23% in the United States and decreased by $0.267 million or 20% for other countries (all royalty revenues) compared to the twelve-month period ended March 31, 2022.

The increase in revenues for the twelve-month period ended March 31, 2023 in the United States is mostly attributable to the increase in sales of Sprout.

Gross Profit (Loss)

Gross profit (loss) is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

For the twelve-month period ended March 31, 2023, the consolidated gross profit (loss) amounted to $(2.5) million compared to $(7.5) million for the twelve-month period ended March 31, 2022, an improvement of $5.1 million or 67%.

The improvement is mainly attributable to reduction in sales and related cost of sales from the Cannabis business and partially offset by inventory write-downs. For the March 31, 2023 period, the gross loss improved by $5.0 million from the divestiture of the cannabis business. The gross loss improvement was partially offset by an increase of $1.7 million on inventory impairment.

Gross Margin Percentage

For the twelve-month periods ended March 31, 2023 and 2022, the consolidated gross margin went from (15.44)% in 2022 to (4.7%) in 2023, an increase of 10.7 basis points.

All changes in gross margins result from the changes in revenues and gross profit (loss), and are described above.

Research and Development (“R&D”) Expenses

Consolidated R&D expenses net of tax credits and grants amounted to $0.5 million in the twelve-month period ended March 31, 2023 compared to $0.9 million for the same period the prior year, a decrease of $0.4 million or 45%.

Impairment losses

Aggregate impairment losses amounted to $53.3 million compared to $19.6 million for the same period last year, an increase of $33.7 million or 172%. This increase is primarily due to the divestiture from the Cannabis business and impairment of the intangible assets and goodwill related to Sprout.

Selling, General and Administrative (“SG&A”) Expenses

Regarding the twelve-month period ended March 31, 2023 compared to the same period in 2022, consolidated SG&A expenses net of subsidies amounted to $46.4 million compared to $60.5 million, a decrease of $14.1 million or 23% primarily from cost reduction measures related to the previously announced strategic review partially offset by higher legal and other costs.

Finance costs

For the twelve-month period ended March 31, 2023, the net finance costs, foreign exchange, loss on issuance of derivatives and derivatives revaluations amounted to a gain of $14.0 million, compared to a gain of $4.1 million for the twelve-month period ended March 31, 2022, a change of $9.9 million or 242% for the twelve-month period ended March 31, 2023. The variation for this period is mainly attributable to gain on reevaluation of derivatives related to the decrease in stock price.

Income taxes

Income tax expense (recovery) was nominal for the twelve-month periods ended March 31, 2023 and 2022. As entities are in carry forward loss positions, there is nominal impact to income taxes for the year.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss decreased by $13.6 million or 26% for the twelve-month period ended March 31, 2023 to an Adjusted EBITDA loss of $39.7 million compared to $53.3 million for the twelve-month period ended March 31, 2022. The decrease in Adjusted EBITDA loss for the twelve-month period ended March 31, 2023 compared to the twelve-month period ended March 31, 2022 is explained by the Company's execution of its strategic review plan of refocusing on its core products, partially offset by additional costs for settlements with suppliers, warehousing of legacy products as well as legacy litigations.

Net loss

The net loss for the twelve-month period ended March 31, 2023 totaled $88.8 million compared to $84.4 million for the twelve-month period ended March 31, 2022, an increase of $4.4 million or 5%. This is mostly due to the impairment losses on assets held for sale, intangible assets and goodwill, partially offset by the Company's execution of its strategic review plan of refocusing over its core products and businesses.

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three and twelve-month periods ended March 31, 2023 and 2022, in millions of dollars, was as follows:

	Three-month periods ended		Twelve-month periods ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Sources:
Proceeds from the issuance of shares and warrants through a Direct Offering	$—	$8.000	$5.000	$8.000
Proceeds from the issuance of shares and warrants through a Direct Offering Priced At-The-Market and Concurrent Private Placement	—	—	6.000	—
Proceeds from exercise of options and pre-funded warrants	—	0.001	—	0.001
Proceeds from sale of Cannabis assets	—	—	3.122	—
Proceeds from sale of assets	—	—	0.170	—
Proceeds from sale of Acasti shares[1]	—	—	—	0.044
Increase in loans and borrowings	6.567	—	10.367	—
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.418	0.066	0.180	—
	6.985	8.067	24.839	8.045

Uses:
Acquisition of property, plant and equipment	0.329	0.904	0.931	1.939
Acquisition of intangible assets	—	(0.001)	—	0.433
Costs of issuance of shares and warrants	0.171	0.637	1.501	0.637
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	—	0.433	0.574	1.412
Foreign exchange loss on cash and cash equivalents held in foreign currencies	—	—	—	0.389
Cash flows used in operating activities	7.896	10.526	28.566	54.346
	8.396	12.499	31.572	59.156

Net cash outflows	$(1.411)	$(4.432)	$(6.733)	$(51.111)

Sources of Funds

For the twelve-month period ended March 31, 2023, the increase in loans and borrowings, net of repayments, was $10.4 million and proceeds from direct offerings were of $11.0 million; in addition, the Company received $3.3 million for the sale of assets. The proceeds were mainly used for operating activities, primarily inventory procurement, salaries and professional fees. For the twelve-month period ended March 31, 2022, gross proceeds of $8.0 million were raised from a Direct Offering with $54.3 million of cash being used for operating activities and an additional $5.9 million for other purposes, bringing net cash outflows in the year to $51.1 million.

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

Loans and borrowings

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024 is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. MSEC was issued 372,670 common shares of Neptune, having a value of $0.6 million in connection with this commitment, for the payment of borrowing costs. On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

On August 26, 2022, Neptune's Sprout subsidiary entered in a new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $0.25 million Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares having a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

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

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement. On May 22, 2023, the "Company" entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Second Waiver Agreement"), with CCUR Holdings, Inc. ("Collateral Agent") and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (the "Note Purchase Agreement"). The Second Waiver Agreement provides that the required prepayment of $2 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Second Waiver Agreement, the Company was required to pay, and has paid, $1 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of 24% per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement. On May 10, 2023, Neptune announced that Sprout has secured inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna, effective April 21, 2023. The inventory line will provide Sprout with working capital for additional inventory to meet consumer demand and product line expansion. The maximum available has been amended to $7.5 million, from $5.0 million previously announced on January 25, 2023, adding a line of inventory to the accounts receivable factoring facility that is already in place.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $0.3 million to various investors, on the same terms as the MSEC promissory notes. Pursuant to the terms of the promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 111,111 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.54 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $0.0 million.

Sale of assets

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. The net proceeds from the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 were $3.1 million. The transaction closed on November 9, 2022. In addition, Neptune received $0.2 million for the sale of assets unrelated to the cannabis business during the fiscal year ended March 31, 2023.

CAPITAL RESOURCES

Liquidity position

As at March 31, 2023, the Company’s liquidity position, consisting of cash and cash equivalents, was $2.0 million. Furthermore, as at March 31, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for less than 1 month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

Liquidity and Capital Resources

Cash flows and financial condition between the three-month periods ended March 31, 2023 and 2022

Summary

As at March 31, 2023, cash and cash equivalent totaled $2.0 million, a decrease of $6.7 million or 77% compared to cash and cash equivalents totaling $8.7 million as at March 31, 2022.

Operating activities

During the three-month period ended March 31, 2023 our operating activities used cash of $7.9 million compared to $10.5 million in the three-month period ended March 31, 2022. For the twelve-month period ended March 31, 2023, our operating activities used cash of $28.6 million compared to $54.3 million in the prior year.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the year ended March 31, 2023, $2.4 million was used for investing activities; in the prior year, $2.3 million was used for investing activities. As for the quarter ended March 31, 2023, $0.3 million was used for investing activities, compared to $0.9 million for the same period the previous year.

Financing activities

The Company has been successful in obtaining financing from public issuances and private placements. The Company also previously had a term facility for one of its subsidiaries, which was repaid in its entirety during the last quarter of fiscal year 2021. Since then, the Company entered into Registered Direct Offerings closed on March 14, 2022 ($8.0 million), June 23, 2022 ($5.0 million) and October 11, 2022 ($6.0 million). Secured promissory notes totaling $4.1 million were also issued during the twelve-month period ended March 31, 2023 by Sprout (including $0.3 million during the last quarter). During the quarter ended March 31, 2023, Sprout entered into an accounts receivable factoring facility, for which the maximum available is $5.0 million (of which $2.8 million was used as at March 31, 2023), and Neptune issued secured senior notes for gross proceeds of $4.0 million.

The Company's current cash position will be sufficient to support its financial needs less than 1 month under the current business plan. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Loans and borrowings

On February 10, 2021, as part of the Sprout acquisition, Sprout issued a promissory note of $10.0 million guaranteed by the Company and secured by a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10% per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

On August 26, 2022, Sprout entered in a new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $250,000 Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 36,765 common shares for a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

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

On January 25, 2023, Neptune announced that its organic baby food brand subsidiary, Sprout Organics, has entered into an accounts receivable factoring facility with Alterna Capital Solutions, LLC ("Alterna"). The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. Alterna was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be automatically renewed. Neptune provided a commercial guaranty in connection with this agreement. On May 10, 2023, Neptune announced that Sprout has secured inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna, effective April 21, 2023. The inventory line will provide Sprout with working capital for additional inventory to meet consumer demand and product line expansion. The maximum available has been amended to $7.5 million, from $5.0 million previously announced on January 25, 2023, adding a line of inventory to the accounts receivable factoring facility that is already in place.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $0.3 million to various investors, on the same terms as the MSEC promissory notes. Pursuant to the terms of the promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 111,111 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.54 per common share.

Form S-3 Limitations

As a result of our inability to timely file the Quarterly Report for the three and six-months periods ended September 30, 2022 and the three and nine-months periods ended December 31, 2022 under the Securities Exchange Act of 1934, as amended, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all periodic reports with the SEC for a period of twelve months. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we are required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity.

Equity

Equity consists of the following items:

	March 31,	March 31,
	2023	2022

Share capital	$321.946	$317.051
Warrants	6.155	6.080
Additional paid-in capital	58.139	55.981
Accumulated other comprehensive loss	(14.539)	(7.814)
Deficit	(383.641)	(323.182)
Total equity (deficiency) attributable to equity holders of the Company	$(11.940)	$48.116
Total equity (deficiency) attributable to non-controlling interest	(15.621)	12.722
Total equity (deficiency)	$(27.561)	$60.838

CONTRACTUAL OBLIGATIONS

The following are the contractual maturities of financial liabilities and other contracts as at March 31, 2023:

						March 31, 2023
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$30.000	$27.250	$27.250	$—	$—	$—
Lease liabilities[1]	2.358	2.961	0.519	0.991	0.778	0.673
Loans and borrowings[2,4]	22.951	22.951	7.538	15.413	—	—
Other liability[3]	0.024	15.000	—	—	—	15.000
	$55.333	$68.162	$35.307	$16.404	$0.778	$15.673

(1) Includes interest payments to be made on lease liabilities corresponding to discounted effect.

(2) Includes interest payments to be made on loans and borrowings.

(3) According to the employment agreement with the CEO, a long-term incentive is payable if the Company reaches a level of market capitalization.

(4) Taking into account the April 27, 2023 announcement stating that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024.

Liabilities related to warrants are excluded from the table above, as they are to be settled in shares. A $2.75 million accrual for the settlement of a legal case was also excluded from the contractual cash flows for trade and other payables and provisions, as the Company intends to settle in shares.

Under the terms of its financing agreements, the Company is not required to meet financial covenants. However the Company does have several covenants related to other matters such as financial statement deadlines, which if not respected, provide for certain obligations to become due on demand. The Company does not currently have funds available to repay lenders were that to occur.

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. The parties also agreed that if certain contingencies did not occur by December 31, 2021, the parties would negotiate for a period of 30 days and, in the absence of an agreement, would be entitled to a grant of vested RSUs with a value of approximately $8.6 million (or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value). On January 31, 2022, the parties agreed to extend the 30-day negotiation period for an additional 30 days. As the strategic partnership was not consummated by December 31, 2021, the CEO will be entitled to the compensation mentioned above. The Company has accrued in trade and other payable the liability to the CEO of $8.6 million as at March 31, 2023. The related charge for the three-month and twelve-month periods ended March 31, 2023 is nil and $1.2 million, respectively, is included in selling general and administrative expenses.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period to the former CEO. A provision of $1.0 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 11, commitments disclosed in note 22(a) and legal proceedings in note 22(b) of the consolidated financial statements for the years ended March 31, 2023 and 2022.

The Company has no significant off-balance sheet arrangements as at March 31, 2023, other than those mentioned above and the commitments disclosed in note 22 of the consolidated financial statements for the years ended March 31, 2023 and 2022.

ACCOUNTING POLICIES

OUR ACCOUNTING POLICIES

Please refer to Note 3 of the annual consolidated financial statements as at March 31, 2023 for more information about significant accounting policies used to prepare the financial statements.

When preparing the financial statements in accordance with US GAAP, the management of Neptune must make estimates and judgements that affect the amounts reported in the financial statements and the notes thereto. Such estimates are based on Management’s knowledge of current events and actions that the Company may take in the future.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The consolidated financial statements are prepared in accordance with US GAAP. In preparing the consolidated financial statements for the years ended March 31, 2023 and 2022, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2023 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2023 and 2022.

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

During the year ended March 31, 2023, the Company transacted with a few new customers for which financial positions deteriorated during the year. The Company has recorded specific provisions related to these customers.

The expected credit loss for the year ended March 31, 2023 was $1.4 million and for March 31, 2022 was $1.7 million. As at March 31, 2023, 82% of our trade receivables are past due (March 31, 2022 – 71%). We have provided for 66% of past due receivables as at March 31, 2023 (March 31, 2022 - 58%). Most of the past due trade receivables are from legacy customers of B2B cannabis services revenues as well as legacy Health and Wellness customers, for which they were provided for in fiscal 2021.

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

In the years ended March 31, 2023 and 2022, inventories have been reduced by $5.5 million and $3.8 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory for the twelve-month period ended March 31, 2023 was mostly related to slow moving items and raw materials related to discontinued items.

The write-off of inventory for the twelve-month period ended March 31, 2022 was largely related to the completion of inventory write-downs of legacy Health and Wellness products as well as inventory write downs for legacy products related to the SugarLeaf facility. Both write-offs of inventories occurred in the first six months of fiscal 2022, resulting in $3.8 million of expense.

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

As of March 31, 2023, the Company made the following assessments:

Biodroga – As part of its annual impairment test, Management determined that the fair value of Biodroga was higher than its carrying value and thus no impairment charge was recorded for the reporting unit. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. As of March 31, 2023, the assumptions used in determining the fair value were not subject to a degree of uncertainty that would have caused impairment to be recorded, as there was sufficient headroom between the fair value of the reporting unit and its carrying value.

Sprout – In 2023, as part of the annual impairment test of Sprout, Management determined that the fair value of the reporting unit was lower than its carrying amount. As a result, an impairment charge of $18.0 million was allocated to the Sprout tradename and an impairment charge of $19.5 million was allocated to the goodwill of Sprout. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. Due to the impairment losses recorded in the second and fourth quarter of fiscal 2023, these assets are now carried at a nil value.

•
Judgment related to the recognition period to be used in recording stock-based compensation that is based on market and non-market conditions (notes 10 and 12 of the consolidated financial statements)

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $155.05 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at March 31, 2023. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at March 31, 2023 and March 31, 2022.

On July 8, 2019, the Company granted 157,142 market performance options under the Company stock option plan at an exercise price of $155.05 per share to the CEO, expiring on July 8, 2029. The options vest after the attainment of market performance conditions within the following ten years. The market condition was factored into the fair value. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

•
Estimating the fair value of various financings (notes 12, 13 and 14 of the consolidated financial statements)

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

On January 12, 2023, Neptune closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4,000,000 with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants ("January 2023 Warrants") to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. The fair value of the warrants as at the date of closing was determined using a Black-Scholes model.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $300,000 to various investors. Pursuant to the terms of those promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 111,111 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.54 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $0.0 million.

•
Estimating the fair value of bonus-based on market conditions (note 16(c) of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 3.48% and a volatility of 81.02% for the twelve-month period ended March 31, 2023 (respectively 2.32% and 67.35% for the twelve-month period ended March 31, 2022). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

•
Judgment related to revenue recognition in determining whether the Company is the principal or the agent for the arrangements with suppliers of products the Company does not manufacture.

The Company may be involved with other parties, including suppliers of products, in providing goods or services to a customer when it enters into revenue transactions for the sale of products that it does not manufacture. In these instances, the Company must determine whether it is a principal in these transactions by evaluating the nature of its promise to the customer. The Company is a principal and records revenue on a gross basis if it controls a promised good before transferring that good to the customer. On the other hand, the Company records revenue as the net amount when it does not meet the criteria to be considered a principal.

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the consolidated financial statements for the years ended March 31, 2023 and 2022 are the same other than as disclosed, if any, in note 3 to the consolidated financial statements.

As a result of a significant portion of its revenues, expenses, assets and liabilities being denominated in US dollars and the increasing American scope of its operations, Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	21,822,149
Share options	677,978
Deferred share units	4,308
Restricted share units	2,789
Warrants	26,683,271
Total number of securities	49,190,495

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of March 31, 2023 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to a material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with March 31, 2022, the Company did not effectively design, implement and operate effective process-level control activities related to its key processes (such as the financial reporting process (including consolidation and journal entries), the purchase to pay process (including cutoff), the inventory process, the order to cash process and the equity process (financial instruments and stock-based compensation), account level assertions and disclosures, including entity level controls and information technology general controls (“ITGCs”).

Further, there were inadequate controls over user and privileged access to information technology (IT) systems for multiple components to adequately restrict access to appropriate finance and IT personnel and enforce appropriate segregation of duties. As a result, process-level automated control activities and manual control activities that are dependent upon information derived from IT systems were also ineffective. The pervasive nature of these deficiencies contributed to the other material weaknesses below:

•
Inadequate oversight processes and procedures to guide individuals in applying internal control over financial reporting to prevent or timely detect material accounting errors and ensuring adherence to applicable accounting standards;
•
Ineffective risk assessment process, including (i) potential for fraud and (ii) identification and assessment of changes in the business that could impact our system of internal controls;
•
Ineffective design and implementation of control activities, general controls over technology and deployment of policies and procedures;
•
Relevant and quality information to support the functioning of internal controls was not consistently generated, used, or reviewed by the Company;
•
The Company did not sufficiently select, develop, and perform ongoing evaluations to determine that components of internal control are present and functioning;
•
The evaluation and communication process of internal control deficiencies was not timely;
•
Inability to prepare on a timely basis the financial statements, supporting accounting records and account reconciliations; and
•
Lack of sufficient complement of personnel with an appropriate level of knowledge and experience.
•
Lack of review of the information communicated to management's expert and the impairment analysis performed by management's expert.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2023. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2023.

Our CEO and CFO have taken additional steps to support that the financial statements as of and for the twelve-month period ended March 31, 2023 are presented fairly in accordance with US GAAP.

Changes in ICFR

For the quarter ended March 31, 2023, the Company has concluded that there were no changes in its ICFR that has materially affected or is reasonably likely to materially affect the Company’s ICFR for the three-month period ended March 31, 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2023 annual meeting of shareholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2023, pursuant to Regulation 14A under the Exchange Act.

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

3.3	General By-Law (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
3.4	Advance Notice By-Law (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10 K filed on July 8, 2022, and incorporated by reference herein)
4.2

Amended and Restated Promissory Note, dated July 13, 2022, issued in favor of NH Expansion Credit Fund Holdings LP by Sprout Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on July 13, 2022, and incorporated by reference herein)

4.3

Form of Pre-Funded Common Share Purchase Warrant (March 2022 Pre-Funded Warrant) (incorporated by reference to Exhibit 99.4 to the Company’s Form 6-K filed on March 14, 2022, and incorporated by reference herein)

4.4	Form of Series A Common Share Purchase Warrant (incorporated by reference to Exhibit 99.5 to the Company’s Form 6-K filed on March 14, 2022, and incorporated by reference herein)
4.5	Form of Series B Common Share Purchase Warrant (incorporated by reference to Exhibit 99.6 to the Company’s Form 6-K filed on March 14, 2022, and incorporated by reference herein)
4.6	Form of Series C and D Common Share Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2022, and incorporated by reference herein)
4.7

Form of Pre-Funded Common Share Purchase Warrant (June 2022 Pre-Funded Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 24, 2022, and incorporated by reference herein)

4.8	Form of Series E Common Share Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2022, and incorporated by reference herein)
4.9

Amendment No. 1 to Series C Common Stock Purchase Warrant between Neptune Wellness Solutions Inc. and Armistice Capital Master Fund Ltd, dated October 6, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2022, and incorporated by reference herein)

4.10

Form of Warrant, dated January 12, 2023 (including a schedule of all executed warrants adopting the same form in respect of each of the purchasers) (January 2023 Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 13, 2023)

4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2023)
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 15, 2023)
4.13	Form of Warrant Amendment (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 15, 2023)
10.1#	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.2#	Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.3#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
10.4#	Form of Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)
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

Letter Agreement by and between the Registrant and Michael Cammarata dated November 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.8#

Employment Agreement by and between the Registrant and John Wirt dated August 10, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.9

Secured Promissory Note issued by Sprout Foods, Inc. to NH Expansion Credit Fund Holdings LP, dated February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-3 filed on January 28, 2022, and incorporated by reference herein)

10.10#

Employment Agreement by and between the Registrant and Raymond Silcock dated June 13, 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 2022, and incorporated by reference herein)

10.11#

Employment Agreement by and between the Registrant and Raymond Silcock dated June 13, 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 2022, and incorporated by reference herein)

10.12

Form of Securities Purchase Agreement, dated March 10, 2022, between Neptune Wellness Solutions Inc., and each purchaser identified therein (incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K filed on March 14, 2022, and incorporated by reference herein)

10.13

Securities Purchase Agreement, dated June 21, 2022, by and between Neptune Wellness Solutions Inc. and certain institutional investors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, filed on November 7, 2022, and incorporated by reference herein).

10.14

Securities Purchase Agreement between Neptune Wellness Solutions Inc. and the Purchasers, dated October 6, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended, filed on November 7, 2022, and incorporated by reference herein).

10.15

Leak-Out Agreement between Neptune Wellness Solutions Inc. and the Purchasers, dated October 6, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended, filed on November 7, 2022, and incorporated by reference herein).

10.16

Letter Agreement between Neptune Wellness Solutions Inc. and A.G.P./Alliance Global Partners, dated March 10, 2022 (incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K filed on March 14, 2022, and incorporated by reference herein)

10.17

Placement Agency Agreement between Neptune Wellness Solutions Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2022, and incorporated by reference herein)

10.18

Asset Purchase Agreement by and among N Real Estate L.P., Neptune Wellness Solutions Inc., 9354-7537 Quebec Inc. and PurCann Pharma Inc., dated October 16, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 18, 2022, and incorporated by reference herein)

10.19

Stock Purchase Agreement by and among Sprout Foods, Inc., Neptune Growth Ventures, Inc. and NH Expansion Credit Fund Holdings LP, dated February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 15, 2022, and incorporated by reference herein)

10.20

First Amendment to Stock Purchase Agreement by and among Sprout Foods, Inc., Neptune Growth Ventures, Inc. and NH Expansion Credit Fund Holdings LP, dated July 13, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 15, 2022, and incorporated by reference herein)

10.21

Note Purchase Agreement, dated January 12, 2023, by and among the Company and each of the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2023)

10.22

Form of Promissory Note, dated January 12, 2023 (including a schedule of all executed promissory notes adopting the same form in respect of each of the Purchasers) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 13, 2023)

10.23

Registration Rights Agreement, dated January 12, 2023, by and among the Company and each of the Purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 13, 2023)

10.24

Invoice Purchase and Security Agreement between Sprout Foods, Inc. and the Alterna Capital Solutions LLC dated effective January 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.25

Commercial Guaranty by the Company in favor of Alterna Capital Solutions LLC dated effective January 20, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.26

Waiver and First Amendment to Note Purchase Agreement, dated March 9, 2023, by and among the Company and each of the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 14, 2023)

10.27

Third Amended and Restated Stockholders’ Agreement, dated as of February 10, 2021, by and among Sprout Foods, Inc., Neptune Growth Ventures, Inc., NH Expansion Credit Fund Holdings L.P., and the other Stockholders listed on the signature pages thereto.

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2023)
10.29

Amendment to Invoice Purchase and Security Agreement between Sprout Foods, Inc. and the Lender dated effective April 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2023)

10.30

Inventory Finance Rider between Sprout Foods, Inc. and the Lender, dated effective April 21, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 10, 2023)

10.31

Waiver and Second Amendment to Note Purchase Agreement, dated May 22, 2023, by and among the Company, Neptune Growth Ventures, Inc., Sprout Foods, Inc. and each of the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2023)

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

Neptune Wellness Solutions Inc.

Date: July 14, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Cammarata	President, Chief Executive Officer and Director	July 14, 2023
Michael Cammarata	(Principal Executive Officer)

/s/ Raymond Silcock	Chief Financial Officer	July 14, 2023
Raymond Silcock	(Principal Financial and Accounting Officer)

/s/ Julie Phillips	Chair of the Board	July 14, 2023
Julie Phillips

/s/ Joseph Buaron	Director	July 14, 2023
Joseph Buaron

/s/ Ronald Denis	Director	July 14, 2023
Ronald Denis

/s/ Michael De Geus	Director	July 14, 2023
Michael De Geus

/s/ Philip Sanford	Director	July 14, 2023
Philip Sanford

Consolidated Financial Statements of

neptune WELLNESS SOLUTIONS inc.

For the years ended March 31, 2023 and 2022

neptune WELLNESS SOLUTIONS inc.

Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Neptune Wellness Solutions Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neptune Wellness Solutions Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows for the years ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended March 31, 2023 and 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations since inception, had an accumulated deficit, and trade and other payables exceed its total current assets at March 31, 2023. The Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the very near-term, it may have to cease operations and liquidate its assets. These conditions cast substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill and tradenames related to Sprout

As discussed in note 9 to the consolidated financial statements, the Company’s tradenames intangible asset balance and the goodwill balance related to Sprout were written down to nil as of March 31, 2023. As discussed in note 3(l), the Company’s long-lived assets, including amortizable tradename intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company identified triggers of impairment related to its long-lived assets and recorded impairment charges totaling $17,979,060 for Sprout trademarks during fiscal 2023. The Company also assesses goodwill impairment and compared the carrying amount of the Sprout reporting unit to the fair value, and recorded goodwill impairment charges totaling $19,542,436 during fiscal 2023. The fair value was determined using a discounted cash flow model and for trademark intangible assets, the Company used the relief from royalty model. Significant assumptions used to estimate the fair values included the forecasted revenue, gross margins, net working capital investment, weighted average cost of capital and terminal value, and for trademarks, the relief from royalty rate.

We identified the evaluation of tradenames and goodwill impairment analysis as a critical audit matter. Subjective auditor judgement was involved in evaluating the valuation models used and the significant assumptions used to determine the fair values. Minor changes to certain of the significant assumptions had a significant effect on the Company’s estimate of the fair values. Additionally, the audit effort associated with the estimate requires specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We compared revenue growth rates, gross margins and net working capital investment to historical actual results and to the Company’s most recent plans. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•
Assessing the appropriateness of the valuation models used by the Company
•
Comparing the discount rate used by the Company in the valuation to discount rate ranges that were independently developed using publicly available market data for comparable companies
•
Comparing the terminal value used by the Company to economic growth forecast
•
Comparing the fair value of the trademarks used by the Company to an independently developed amount using the excess earnings method.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Montreal, Quebec
July 14, 2023

neptune WELLNESS SOLUTIONS inc.

Consolidated Balance Sheets

(in U.S. dollars)

		As at	As at
	Notes	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents		$1,993,257	$8,726,341
Short-term investment		17,540	19,255
Trade and other receivables	5	7,507,333	7,599,584
Prepaid expenses		1,025,969	3,983,427
Inventories	6	13,006,074	17,059,406
Total current assets		23,550,173	37,388,013

Property, plant and equipment	7	1,403,264	21,448,123
Operating lease right-of-use assets	8	1,941,347	2,295,263
Intangible assets	9	1,607,089	21,655,035
Goodwill	9	2,426,385	22,168,288
Total assets		$30,928,258	$104,954,722

Liabilities and Equity
Current liabilities:
Trade and other payables	10	$27,051,561	$22,700,849
Current portion of operating lease liabilities		339,620	641,698
Loans and borrowings	13	7,538,369	—
Deferred revenues		—	285,004
Provisions	11	2,948,340	1,118,613
Liability related to warrants	12	3,156,254	5,570,530
Total current liabilities		41,034,144	30,316,694

Operating lease liabilities		2,017,888	2,063,421
Loans and borrowings	13	15,412,895	11,648,320
Other liability	16(c)	24,000	88,688
Total liabilities		58,488,927	44,117,123

Shareholders' Equity (Deficiency):
Share capital - without par value (11,996,387 shares issued and outstanding as of March 31, 2023; 5,560,829 shares issued and outstanding as of March 31, 2022)	14	321,946,102	317,051,125
Warrants	16(e)	6,155,323	6,079,890
Additional paid-in capital		58,138,914	55,980,367
Accumulated other comprehensive loss		(14,538,830)	(7,814,163)
Deficit		(383,641,363)	(323,181,697)
Total equity (deficiency) attributable to equity holders of the Company		(11,939,854)	48,115,522

Non-controlling interest	15	(15,620,815)	12,722,077
Total shareholders' equity (deficiency)		(27,560,669)	60,837,599

Commitments and contingencies	22
Subsequent events	25
Total liabilities and shareholders' equity (deficiency)		$30,928,258	$104,954,722

See accompanying notes to the consolidated financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chairman of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Loss and Comprehensive Loss

(in U.S. dollars)

		Years ended
	Notes	March 31, 2023	March 31, 2022

Revenue from sales, net of excise taxes of $643,476 (2022 - $1,877,543 )		$51,744,817	$47,695,828
Royalty revenues		818,584	1,019,861
Other revenues		51,937	81,435
Total revenues	23	52,615,338	48,797,124

Cost of sales other than impairment loss on inventories, net of subsidies of nil (2022 - $924,644 )		(49,591,156)	(52,561,404)
Impairment loss on inventories	6	(5,498,347)	(3,772,066)
Total Cost of sales		(55,089,503)	(56,333,470)
Gross profit (loss)		(2,474,165)	(7,536,346)

Research and development expenses		(484,224)	(880,151)
Selling, general and administrative expenses, net of subsidies of nil (2022 - $99,840 )		(46,424,295)	(60,538,424)
Impairment loss related to intangible assets	9	(17,979,060)	(1,527,000)
Impairment loss related to property, plant and equipment	7	—	(14,765,582)
Impairment loss on assets held for sale	4	(15,346,119)	—
Impairment loss on right of use assets		(424,454)	—
Impairment loss related to goodwill	9	(19,542,436)	(3,288,847)
Net gain (loss) on sale of property, plant and equipment		(172,945)	6,469
Loss from operating activities		(102,847,698)	(88,529,881)

Finance income		1,445	7,123
Finance costs		(3,824,030)	(2,143,978)
Loss on issuance of derivatives	12	(3,156,569)	—
Foreign exchange gain (loss)		6,434,510	(685,708)
Change in revaluation of marketable securities		—	(107,203)
Gain on revaluation of derivatives	12, 21	14,709,805	7,035,118
Loss on settlement of liability		(120,021)	—
		14,045,140	4,105,352
Loss before income taxes		(88,802,558)	(84,424,529)

Income tax recovery	18	—	—
Net loss		(88,802,558)	(84,424,529)

Other comprehensive income (loss)
Net change in unrealized foreign currency gains (losses) on translation of net investments in foreign operations (tax effect of nil for all periods)		(6,724,667)	750,248
Total other comprehensive income (loss)		(6,724,667)	750,248

Total comprehensive loss		$(95,527,225)	$(83,674,281)

Net loss attributable to:
Equity holders of the Company		$(60,459,666)	$(74,971,745)
Non-controlling interest	15	(28,342,892)	(9,452,784)
Net loss		$(88,802,558)	$(84,424,529)

Total comprehensive loss attributable to:
Equity holders of the Company		$(67,184,333)	$(74,218,802)
Non-controlling interest	15	(28,342,892)	(9,455,479)
Total comprehensive loss		$(95,527,225)	$(83,674,281)

Basic loss per share attributable to:
Common Shareholders of the Company	19	$(5.12)	$(15.54)

Diluted loss per share attributable to:
Common Shareholders of the Company	19	$(5.12)	$(15.54)

Basic and diluted weighted average number of common shares	19	11,812,337	4,824,336

See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Changes in Equity

(in U.S. dollars)

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		5,560,829	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(60,459,666)	(60,459,666)	(28,342,892)	(88,802,558)
Other comprehensive loss for the period		—	—	—	—	(6,724,667)	—	(6,724,667)	—	(6,724,667)
Total comprehensive loss for the period		—	—	—	—	(6,724,667)	(60,459,666)	(67,184,333)	(28,342,892)	(95,527,225)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	16	—	—	—	3,503,582	—	—	3,503,582	—	3,503,582
Common shares and warrants issued in connection with debt financing	13, 14(f), 14(g)	555,765	742,499	37,723	65,514	—	—	845,736	—	845,736
Common shares issued in exchange of services rendered by non-employees	14(j)	78,769	57,797	—	99,178	—	—	156,975	—	156,975
Warrants reclassified from liability	12, 14(f)	—	—	37,710	—	—	—	37,710	—	37,710
Warrants exercised	12	384,446	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	14(d), 16(b)(ii)	262,495	2,325,681	—	(1,509,727)	—	—	815,954	—	815,954
Direct Offering (including pre-funded warrants), net of issuance costs	14(h), 14(i)	5,154,083	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		6,435,558	4,894,977	75,433	2,158,547	—	—	7,128,957	—	7,128,957

Balance as at March 31, 2023		11,996,387	$321,946,102	$6,155,323	$58,138,914	$(14,538,830)	$(383,641,363)	$(11,939,854)	$(15,620,815)	$(27,560,669)

See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Changes in Equity (Continued)

(in U.S. dollars)

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2021		4,732,090	$306,618,482	$5,900,973	$59,625,356	$(8,567,106)	$(248,209,952)	$115,367,753	$22,177,556	$137,545,309

Net loss for the period		—	—	—	—	—	(74,971,745)	(74,971,745)	(9,452,784)	(84,424,529)
Other comprehensive income for the period		—	—	—	—	752,943	—	752,943	(2,695)	750,248
Total comprehensive loss for the period		—	—	—	—	752,943	(74,971,745)	(74,218,802)	(9,455,479)	(83,674,281)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	16	—	—	—	7,816,845	—	—	7,816,845	—	7,816,845
Warrants in exchange of services rendered by non-employees	14(f)	—	—	178,917	—	—	—	178,917	—	178,917
RSUs released, net of withholding taxes	14(d), 16(b)(ii)	108,079	10,050,319	—	(11,461,834)	—	—	(1,411,515)	—	(1,411,515)
Direct Offering, net of issuance costs	14(h), 14(i)	714,287	382,324	—	—	—	—	382,324	—	382,324
Total contributions by and distribution to equity holders		822,366	10,432,643	178,917	(3,644,989)	—	—	6,966,571	—	6,966,571

Balance as at March 31, 2022		5,554,456	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599
See accompanying notes to the consolidated financial statements.

neptune WELLNESS SOLUTIONS inc.

Consolidated Statements of Cash Flows

(in U.S. dollars)

		Years ended
	Notes	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net loss for the year		$(88,802,558)	$(84,424,529)
Adjustments:
Depreciation of property, plant and equipment		1,068,550	2,723,751
Non-cash lease expense		505,940	710,984
Amortization of intangible assets		1,659,323	3,356,728
Impairment loss on goodwill	9	19,542,436	3,288,847
Share-based payment	16	3,503,582	7,816,845
Impairment loss on inventories	6	5,498,347	3,772,066
Expected credit losses		1,358,133	1,675,390
Non-employee compensation related to warrants	14(f)	—	178,917
Loss on issuance of derivatives		3,156,569	—
Net finance expense		3,822,585	2,136,855
Unrealized foreign exchange loss		(6,434,510)	(117,297)
Change in revaluation of marketable securities		—	107,203
Interest received		1,445	8,649
Interest paid		(369,468)	(970,900)
Loss on settlement of liability		120,021	—
Revaluation of derivatives		(14,709,805)	(7,035,118)
Impairment loss on property, plant and equipment	7	—	14,765,582
Impairment loss on assets held for sale	4	15,346,119	—
Impairment loss on right-of-use assets		424,454	—
Impairment loss on intangibles	9	17,979,060	1,527,000
Common shares issued in exchange of services rendered by non-employees		156,975	—
Payment of lease liabilities		(323,246)	(703,686)
Net loss on sale of property, plant and equipment		172,945	—
Changes in operating assets and liabilities	20(a)	7,757,734	(3,163,414)
Income taxes paid		(360)	—
Net cash used in operating activities		(28,565,729)	(54,346,127)
Cash flows from investing activities:
Proceeds on sale of assets		170,000	—
Net proceeds from the sale of Cannabis assets	4	3,121,778	—
Acquisition of property, plant and equipment		(931,107)	(1,938,870)
Acquisition of intangible assets		—	(432,714)
Sales of Acasti shares	21	—	44,360
Net cash provided by (used in) investing activities		2,360,671	(2,327,224)
Cash flows from financing activities:
Increase in loans and borrowings, net of financing fees		10,366,767	—
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		(574,153)	(1,411,515)
Gross proceeds from the issuance of shares and warrants through a Direct Offering	12	5,000,002	8,000,000
Proceeds from the issuance of shares and warrants through a Registered Direct Offering Priced At-The-Market and Concurrent Private Placement	12	6,000,002	—
Warrants issuance costs	12	(1,500,950)	(636,847)
Proceeds from exercise of options and pre-funded warrants	12	65	650
Net cash provided by financing activities		19,291,733	5,952,288
Foreign exchange gain (loss) on cash and cash equivalents		180,241	(389,485)
Net decrease in cash and cash equivalents		(6,733,084)	(51,110,548)
Cash and cash equivalents, beginning of period		8,726,341	59,836,889
Cash and cash equivalents as at March 31, 2023 and 2022		$1,993,257	$8,726,341

Cash and cash equivalents is comprised of:
Cash		$1,993,257	$8,726,341

See accompanying notes to the consolidated financial statements.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

1. Reporting entity:

Neptune Wellness Solutions Inc. (the "Company" or "Neptune") is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Company is domiciled in Canada and its registered office is located at 100-545 Promenade du Centropolis, Laval, Québec. The consolidated financial statements of the Company comprise the Company and its subsidiaries, Biodroga Nutraceuticals Inc. ("Biodroga"), SugarLeaf Labs, Inc. ("SugarLeaf"), 9354-7537 Québec Inc., Neptune Holding USA, Inc., Neptune Health & Wellness Innovation, Inc., Neptune Forest, Inc., Neptune Care, Inc. (formerly known as Neptune Ocean, Inc.), Neptune Growth Ventures, Inc., 9418-1252 Québec Inc., Neptune Wellness Brands Canada, Inc. and Sprout Foods, Inc. (“Sprout”). All subsidiaries are wholly-owned, except for Sprout for which the Company has a 50.1% interest.

Neptune is a diversified and fully integrated health and wellness company. Through its flagship consumer-facing brands, Neptune Wellness, Forest Remedies™, Biodroga, MaxSimil®, Sprout®, Nosh® and NurturMe®, Neptune is redefining health and wellness by building a broad portfolio of natural, plant-based, sustainable and purpose-driven lifestyle brands and consumer packaged goods products in key health and wellness markets, including nutraceuticals and organic baby food.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the twelve-month period ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million, and had an accumulated deficit of $383.6 million as of March 31, 2023. For the twelve-month period ended March 31, 2022, the Company incurred a net loss of $84.4 million and negative cash flows from operations of $54.3 million. Furthermore, as at March 31, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of its notes and while the defaults were subsequently waived (see notes 13 and 25), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

As of the date these financial statements are authorized for issuance, there is minimal cash balance. The Company requires funding in the very near term in order to continue its operations. The Company’s lack of cash resources and current share price may adversely affect its ability to raise new capital and execute its business strategy. If the Company is unable to obtain funding in the very near-term, it may have to cease operations and liquidate its assets.

These conditions cast substantial doubt about the Company's ability to continue as a going concern.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Going forward, the Company will seek additional financing in various forms. To achieve the objectives of its business plan, Neptune plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances. The ability of the Company to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Company’s control and subject to market conditions. The Company’s business plan is dependent upon, among other things, its ability to achieve profitability, continue to obtain adequate ongoing debt and/or equity financing to finance operations within and beyond the next twelve months.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the going concern basis not be valid. These adjustments could be material.

2. Basis of preparation:

(a)
Accounting framework:

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

As a result of the divestiture of its Canadian cannabis business, a significant portion of its remaining revenues, expenses, assets and liabilities are denominated in US dollars. In addition and as a result of the increasing operations in the U.S., Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

All assets and liabilities were reported using the same USD values as previously reported under the USD reporting currency described above. The cumulative translation account in Neptune was effectively frozen and the accumulated balance as at September 30, 2022 is carried forward. Changes in the cumulative translation account after October 1, 2022 relate to conversion of subsidiary financial statements whose functional currency is not USD. As of October 1, 2022, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification as a result of the change in functional currency and therefore were reclassified to equity on this date (see note 14(f)).

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

For the years ended March 31, 2023 and 2022

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
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 11).

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

(b)
Business combinations and related goodwill:

Business combinations are accounted for using the acquisition method as at the acquisition date when control is transferred. The consideration transferred for the acquisition of a business is the fair value of the assets transferred, and any liability and equity interests issued by the Company to the former owners of the acquired business on the date control of the acquired company is obtained. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are generally measured initially at their fair values at the acquisition date. Restructuring, transaction costs other than those associated with the issue of debt or equity securities, and other direct costs of a business combination are not considered part of the business acquisition transaction and are expensed as incurred.

The Company measures goodwill as the fair value for the consideration transferred less the net recognized amount of the identifiable assets acquired and liabilities assumed, including the recognized amount of any non-controlling interest in the acquiree, all measured at the acquisition date.

(c)
Derivative over its own equity:

The Company has issued liability-classified derivatives over its own equity and has a call option on the non-controlling interest of a subsidiary.

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

(d)
Cash and cash equivalents:

The Company considers all highly liquid, short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.

(e)
Investments:

Investments in equity investments in publicly traded companies in which the Company does not exercise significant influence are classified as available-for-sale securities. These securities are reported at fair values; based upon quoted market prices, and subsequent changes in the fair value are recognized in profit or loss, in the line item “Change in revaluation of marketable securities”.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

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

Intangible assets with finite lives are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the intangible asset. The estimated useful lives are as follows:

Asset	Method	Period/Rate

Customer relationships	Straight-line	10 years
License agreements	Straight-line	31 months to 12 years
Website and trademarks	Straight-line	4 years
Tradenames	Straight-line	15 years
Computer software	Straight-line	3 to 5 years

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

(ii)
Subsequent expenditure:

Subsequent expenditure is capitalized only when it increases the future economic benefits embodied in the specific asset to which it relates. All other expenditures, including expenditure on internally generated goodwill and brands, are recognized in profit or loss as incurred.

(j)
Assets held for sale:

The Company classifies long-lived assets or disposal groups to be sold as assets held for sale in the period in which all of the following conditions are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition of a completed sale within one year; the assets of disposal group are subject to an asset sale and purchase agreement (see note 4); and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

(k)
Research and development:

Research and development expenditures are expensed as incurred. These costs primarily consist of employees’ salaries and benefits related to research and development activities, consultants that conduct the Company’s clinical trials, independent auditors and consultants to perform investigation activities on behalf of the Company, clinical trial materials, stock-based compensation expense, and other non-clinical costs and regulatory approvals. Advance payments for goods and services that will be used in future research and development are recognized in prepaids or other assets and are expensed when the services are performed, or the goods are used.

(l)
Impairment:
(i)
Long-lived assets:

Long-lived assets, such as property, plant, and equipment, and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment loss recognized is not reversed in future periods.

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

Goodwill is tested for impairment when there is a triggering event indicating that the carrying amount may be impaired. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value, to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit. Any impairment loss recognized is not reversed in future periods.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

For the purposes of annual impairment testing, the carrying amounts of goodwill are allocated to the reporting units. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment. The fair value of the reporting unit is determined by analyzing scenarios of business projections and sensitivities attempting to model various assumptions as to how the revenues and cash flows of the business may evolve depending on factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance specific to the reporting unit. The Company estimates the fair values of its reporting units based on discounted cash flow (“DCF”) methodology reflecting the latest projections.

(m)
Revenue:

The Company’s revenue is comprised of sales of (i) nutraceutical products, (ii) cannabis and hemp products, (iii) food and beverages products, (iv) innovation products and (v) processing services. Payment terms are short-term in nature and are generally less than one year. In addition, if the good is transferred and payment is received within one year, the Company does not determine significant financing components.

Sale of products:

The Company’s revenue-generating activities from the sale of products in the course of ordinary activities are recognized at a point in time when control of the products is transferred to the customer and the Company’s obligations have been fulfilled. The Company transfers control generally on shipment of the goods or in some cases, upon reception by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the Company’s product as specified in the customer contract. Certain of the Company’s customer contracts may provide the customer with a right of return. In certain circumstances, the Company may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Company estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand. The Company recognizes a liability for sales refunds within other current liabilities with a corresponding decrease in revenues. Furthermore, the Company recognizes an asset for the value of inventory which is expected to be returned within prepaid expenses and other assets on the consolidated balance sheets with a corresponding reduction of cost of sale.

Processing services:

Prior to the divestiture of Cannabis (see note 4), the Company was involved in the extraction, purification and formulation of health and wellness products. Revenue earned on processing services is recognized as the services are rendered in accordance with contractual terms, recovery of the consideration is probable and the amount of revenue can be measured reliably. The Company recognizes revenue from processing services in proportion to the stage of completion of the service at the reporting date. The stage of completion is assessed based on surveys of work performed. All related production costs are expensed as incurred.

Royalty revenues:

Royalties are earned under the terms of the applicable agreement and are recognized when it is probable that the economic benefits associated with the transaction will be received and the amount can be measured reliably.

Principal versus agent arrangements:

The Company may be involved with other parties, including suppliers of products, in providing goods or services to a customer when it enters into revenue transactions for the sale of products that it does not manufacture. In these instances, the Company must determine whether it is a principal in these transactions by evaluating the nature of its promise to the customer. The Company is a principal and records revenue on a gross basis if it controls a promised good before transferring that good to the customer. On the other hand, the Company records revenue as the net amount when it does not meet the criteria to be considered a principal.

(n)
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

For the years ended March 31, 2023 and 2022

(o)
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

(p)
Government grants:

Government grants, consisting of grants, subsidies and Quebec provincial investment tax credits, are recorded as a reduction of the related expense or cost of the asset acquired. Government grants are recognized when there is reasonable assurance that the Company has met or will meet the requirements of the approved grant program and there is reasonable assurance that the grant will be received.

Grants that compensate the Company for expenses incurred are recognized in profit or loss in reduction thereof on a systematic basis in the same years in which the expenses are recognized. Grants that compensate the Company for the cost of an asset are recognized in profit or loss on a systematic basis over the useful life of the asset.

(q)
Leases:

The Company determines if an arrangement is or contains a lease at contract inception and classifies it as either an operating or finance lease. In addition to lease agreements, the Company reviews all material contracts that could contain an embedded lease for potential embedded lease obligations. The Company recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date.

The lease liability is recognized based on the present value of the remaining fixed or in-substance fixed lease payments discounted using the Company’s incremental borrowing rates unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used. The Company uses a specific incremental borrowing rate for leases, which is determined based on the geography and term of the lease. These rates are determined based on inputs provided by external banks and updated periodically. The lease liability includes the exercise of a purchase option only if the Company is reasonably certain to exercise as of the commencement date of the lease. The residual value guarantee amount is only included in the lease liability calculation to the extent payment is probable to the lessor as of the commencement of the lease. The right-of-use (“ROU”) asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e., prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the lessor.

Variable lease payments that do not depend on an index or a specified rate are not included in the measurement of lease liabilities but instead are recognized as expenses in the period in which the event or condition that triggers the payment occurs.

The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term as rent expense. For finance leases, the Company amortizes the ROU asset on a straight-line basis and records interest expense on the lease liability created at lease commencement over the lease term.

After the commencement date, the carrying amount of lease liabilities is increased to reflect the accretion of interest and reduced to reflect lease payments made. In addition, the carrying amount of lease liabilities is remeasured when there is a change in future lease payments arising from a change in an index or specified rate, if there is a modification to the lease terms and conditions, a change in the estimate of the amount expected to be payable under residual value guarantee, or if the Company changes its assessment of whether it will exercise a termination, extension or purchase option. The re-measurement amount of the lease liabilities is recognized as an adjustment to the right-of-use asset, or in the consolidated statement of loss when the carrying amount of the right-of-use asset is reduced to zero.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets; the Company recognizes lease expense for these leases over their lease term.

(r)
Share-based payment:

The Company offers a stock option plan, which is further described in Note 16, Share-based payments.

For equity-settled awards, the grant date fair value of share-based payment awards is recognized as an expense, with a corresponding increase in equity, over the applicable vesting period of the awards. The grant date fair value takes into consideration market performance conditions when applicable. The Company has elected to record awards that vest on multiple installments as multiple awards, otherwise referred to as graded vesting. For performance-based options issued, the fair value of the instrument is measured at the grant date and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company also elected to adjust the amount recognized as an expense to reflect the number of awards for which the related service and non-market performance vesting conditions are expected to be met, such that the amount ultimately recognized as an expense is based on the number of awards that meet the related service and non-market performance conditions at the vesting date.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Equity based awards, consisting of RSUs, DSUs and cash bonus based on the price of the Company common share price, are initially measured based on the fair value of the share-based payment awards at grant date. The cash bonus is remeasured at the end of each reporting period, until settlement.

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

(s)
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

Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (temporary differences) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgement.

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

(t)
Net earnings or loss per share:

Basic net earnings or loss per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, for the effects of all dilutive potential common shares, which comprise warrants, share options, deferred share units, restricted share units and restricted shares granted to employees and directors.

(u)
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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

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

4. Business combination and disposal:

(a)
Divesture of the Cannabis assets:

On June 8, 2022, the Company announced a planned divestiture of the Canadian cannabis business and that the Company would focus on winding up its cannabis operations pending one or more sales transactions. Following this announcement, the Canadian cannabis disposal group assets met the criteria to be classified as held for sale. At September 30, 2022, the disposal group had been measured at fair value less cost to sell and impaired to reflect the asset sale and purchase agreement (the "ASPA") signed with a third-party on October 16, 2022 for $3,790,340 ($5,150,000 CAD), with cost to sell the Canadian cannabis disposal group asset in the amount of $586,783, for net assets held for sale of $3,203,557, resulting in an impairment loss of $15,346,119 for the year ended March 31, 2023.

The transaction closed on November 9, 2022.

(b)
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

As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5,523,255, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. As at March 31, 2022, the fair value of the asset was remeasured to nil, generating a loss on re-measurement of $5,598,198 accounted under revaluation of derivatives for the year ended on that date. As at March 31, 2023, the fair value of the asset remains nil.

5. Trade and other receivables:

	March 31,	March 31,
	2023	2022

Trade receivables	$5,699,816	$6,987,865
Sales taxes receivable	981,594	497,824
Accrued and other receivables	825,923	47,985
Tax credits receivable	—	14,487
Grants and subsidies receivables	—	51,423
	$7,507,333	$7,599,584

No wage and rent subsidies related to the Canada Emergency Wage Subsidy (CEWS) and Canada Emergency Rent Subsidy (CERS) were recorded during the year ended March 31, 2023 (2022 – $1,024,484 with $51,423 receivable as at March 31, 2022). For the year ended March 31, 2022, this has been recorded in cost of goods sold and selling, general and administrative expenses, against the related salary and rent expenses, in the amounts of $924,644 and $99,840 respectively.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

The aging of trade receivable balances and the allowance for doubtful accounts as at March 31, 2023 and 2022 were as follows:

	March 31,	March 31,
	2023	2022

Current	$2,945,122	$4,898,533
Past due 0-30 days	3,229,269	909,643
Past due 31-120 days	415,201	423,836
Past due over 121 days	10,122,002	10,388,106
Trade receivables	16,711,594	16,620,118
Less expected credit loss	(11,011,778)	(9,632,253)
	$5,699,816	$6,987,865

The movement in expected credit loss in respect of trade receivables was as follows:

	March 31,	March 31,
	2023	2022

Balance, beginning of year	$9,632,253	$7,915,490
Bad debt expense	1,358,133	2,505,738
Foreign exchange loss	21,392	41,373
Recoveries collected	—	(830,348)
Balance, end of year	$11,011,778	$9,632,253

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations, and arises primarily from the Company’s trade receivables. The Company may also have credit risk relating to cash and cash equivalents and short-term investments, which are managed by dealing only with highly-rated Canadian institutions. The carrying amount of these financial assets, as disclosed in the consolidated statements of financial position, represents the Company’s credit exposure at the reporting date. The Company’s trade receivables and credit exposure fluctuate throughout the year. The Company’s average trade receivables and credit exposure during the year may be higher than the balance at the end of that reporting period.

As at March 31, 2023, four customer accounted for more than 10% of total trade receivables included in trade and other receivables, respectively representing 26.4%, 14.6%, 14.2% and 11.4% of those accounts. As at March 31, 2022, no customer accounted for more than 10% of total trade accounts included in trade and other receivables.

Most of the Company's customers are distributors for a given territory and are privately-held or publicly owned companies. The profile and credit quality of the Company’s customers vary significantly. Adverse changes in a customer’s financial position could cause the Company to limit or discontinue conducting business with that customer, require the Company to assume more credit risk relating to that customer’s future purchases or result in uncollectible accounts receivable from that customer. Such changes could have a material adverse effect on business, consolidated results of operations, financial condition and cash flows.

The Company’s extension of credit to customers involves judgment and is based on an evaluation of each customer’s financial condition and payment history. From time to time, the Company will temporarily transact with customers on a prepayment basis where circumstances warrant. The Company’s credit controls and processes cannot eliminate credit risk.

During the year ended March 31, 2023, the Company transacted with a few new customers, for which financial positions deteriorated during the year. The Company has recorded specific provisions related to these customers.

6. Inventories:

	March 31, 2023	March 31, 2022

Raw materials	$5,314,450	$7,920,190
Work in progress	—	1,016,916
Finished goods	7,360,850	7,974,690
Supplies and spare parts	330,774	147,610
	$13,006,074	$17,059,406

During the years ended March 31, 2023 and 2022, inventories have been reduced by $5,498,347 and $3,772,066 respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

7. Property, plant and equipment:

The Company’s property, plant and equipment balances consist of the following:

	Years ended
	March 31, 2023	March 31, 2022

Land	$–	$182,831
Building and building components	1,520,833	27,226,065
Laboratory and plant equipment	558,083	37,372,148
Furniture and office equipment	37,291	597,075
Computer equipment	608,284	878,101
Total	$2,724,491	$66,256,220
Less: Accumulated depreciation and impairment losses	(1,321,227)	(44,808,097)
	$1,403,264	$21,448,123

Depreciation expense has been recorded in the following accounts in the consolidated statements of loss:

	Years ended
	March 31,	March 31,
	2023	2022

Cost of sales	$303,274	$1,902,214
Selling, general and administrative expenses	765,276	821,537
	$1,068,550	$2,723,751

As at September 30, 2022, property, plant and equipment related to the Canadian cannabis asset group were classified as assets held for sale on the balance sheet (refer to note 4). As indicated in note 4, the Cannabis related assets were written down, resulting in an impairment loss of $15,346,119 for the year ended March 31, 2023.

As of March 31, 2022, the Company identified a trigger of impairment related to its Canadian cannabis asset group and recorded an impairment charge of $12,361,123. Impairment indicators such as increased operating losses, decline in the share price and negative industry and economic trends were identified in the fourth quarter. The fair value of the asset group was determined to be less than the carrying value, resulting in an impairment loss of $3,150,663 of the building and components and $9,210,460 to the laboratory and plant equipment. After impairment, the carrying value of the Canadian cannabis asset group as of March 31, 2022 was $20,290,929 which included the production facility land and building of $17,101,160 and equipment of $3,189,769. The fair value of the asset group was determined using the market multiple valuation approach with the significant assumption of market revenue multiple. The fair value of the individual assets of land, building and equipment was determined using market prices for comparable asset (level 3). Previously during that year, the Company impaired the equipment of the Canadian cannabis long-lived assets that were subject to impairment write downs as of March 31, 2021. As at September 30, 2021, the fair value of these long-lived assets was established to be nil and as such an impairment charge of $1,424,517 was recorded.

During the year ended March 31, 2023, the Company disposed of office equipment resulting in a gain on disposal of property, plant and equipment of $213,350. In addition, the Company wrote off deposits with a vendor to purchase assets that are not going to be delivered, representing a loss of $386,295.

During the second quarter of the year ended March 31, 2022, the Company impaired certain equipment of the Canadian cannabis long lived assets and the long-lived assets of the Sugarleaf reporting unit. The fair value of these assets were determined to nil, resulting in impairment losses of $2,404,459 to other long lived assets.

8. Leases:

The Company has operating leases for a variety of different assets, which include land, and buildings and certain manufacturing and office equipment.

The operating lease costs, included within cost of sales and general and administrative expenses amounted to nil (2022 - $710,984).

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

During the years ended March 31, 2023 and 2022, the Company entered into no significant operating leases. During the year ended March 31, 2023, the Company recognized an impairment loss on right of use assets of $424,454 due to relinquishment of facility.

Additional information related to operating leases was as follows:

The following table summarizes the lease liabilities amounts recognized in the consolidated balance sheets:

	March 31, 2023	March 31, 2022

Current	$339,620	$641,698
Non-current	2,017,888	2,063,421
Total	$2,357,508	$2,705,119

The following table summarizes the movements in cash and non-cash flows from operating leases:

	Years ended
	March 31, 2023	March 31, 2022

Operating cash flow payments for operating lease liabilities	$(35,466)	$(25,201)
Operating cash inflow payments for sublease classified as operating lease	49,894	61,166
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	945,145	275,840

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

	March 31, 2023	March 31, 2022

Weighted-average remaining operating lease term (in years)	6.41	6.34
Weighted-average operating lease discount rate	8.47%	5.69%

(a)
Maturity analysis – contractual undiscounted cash flows:

March 31, 2023

2024	$519,033
2025	510,260
2026	480,398
2027	491,288
2028	287,143
2029 and thereafter	673,107
Total lease liabilities payments	$2,961,229
Less: Imputed interest	(603,721)
Total operating lease liabilities	$2,357,508

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

9. Intangible assets and goodwill:

As at March 31, 2023	Cost	Accumulated amortization	Accumulated impairment losses	Net	Weighted remaining average useful life (in years)

Customer relationships	$3,029,631	$(2,195,217)	$—	$834,414	3.75
License agreements	1,703,837	(931,162)	—	772,675	4.22
Tradenames	22,504,329	(2,998,269)	(19,506,060)	—	-
Intangible assets	$27,237,797	$(6,124,648)	$(19,506,060)	$1,607,089	3.98
Goodwill	$21,968,821	$–	$(19,542,436)	$2,426,385	N/A

As at March 31, 2022	Cost	Accumulated amortization	Accumulated impairment losses	Net	Weighted remaining average useful life (in years)

Non-compete agreements	$319,872	$(319,872)	$—	$—	-
Customer relationships	11,127,771	(9,896,889)	—	1,230,882	4.75
Farmer relationships	10,446,700	(10,446,700)	—	—	-
Patents	288,541	(288,541)	—	—	-
License agreements	4,088,843	(3,050,053)	—	1,038,790	3.79
Website and trademarks	529,441	(457,836)	—	71,605	1.00
Computer software	710,525	(669,341)	—	41,184	0.25
Tradenames	22,504,329	(1,704,755)	(1,527,000)	19,272,574	14.00
Intangible assets	$49,696,150	$(26,514,115)	$(1,527,000)	$21,655,035	7.73
Goodwill	$127,442,658	$–	$(105,274,370)	$22,168,288	N/A

Amortization expense has been recorded in the following accounts in the consolidated statements of loss:

	Years ended
	March 31,	March 31,
	2023	2022

Cost of sales	$958	$582,096
Selling, general and administrative expenses	1,658,365	2,774,632
	$1,659,323	$3,356,728

The estimated aggregate amortization expense related to intangible assets with finite useful life for each of the next five fiscal years is as follows:

	2024	2025	2026	2027	2028

Estimated aggregate amortization expense	$405,646	$405,646	$405,646	$350,020	$40,131

Goodwill as of March 31, 2023 and March 31, 2022 was as follows:

	Notes	Goodwill

Balance as at March 31, 2021		$25,453,372
Impairment loss		(3,288,847)
Effect of movements in exchange rates		3,763
Balance as at March 31, 2022		$22,168,288
Impairment loss		(19,542,436)
Effect of movements in exchange rates		(199,467)
Balance as at March 31, 2023		$2,426,385

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

An impairment test of goodwill is performed on an annual basis, or more frequently if an impairment indicator is triggered. Impairment is determined by assessing the recoverable amount of the reporting unit to which goodwill is allocated and comparing it to the reporting units’ carrying amount. For the purpose of impairment testing, this represents the lowest level within the Company at which the goodwill is monitored for internal management purposes.

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	March 31, 2023	March 31, 2022

Biodroga	$2,426,385	$2,625,851
Sprout	—	19,542,437
	$2,426,385	$22,168,288
(a)
Annual impairment testing of Biodroga:

The Company performed its annual impairment testing of the Biodroga goodwill as at March 31, 2023 and 2022. The fair value of the Biodroga reporting unit's operations was determined to be higher than the carrying value and resulted in no impairment of goodwill recorded in the year ended March 31, 2023 and March 31, 2022.

The fair value of the reporting unit was estimated using discounted cash flow model with a WACC pre-tax discount rate of 13.34% (2022 – 15.175%) and also used the market multiples valuation approach. The discount rate represents the WACC for comparable companies operating in similar industries as the reporting unit, based on publicly available information. Determination of the WACC requires separate analysis of the cost of equity and debt, and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit. We believe these assumptions are consistent with the assumptions that a hypothetical marketplace participant would use.

Cash flows were projected based on past experience, actual operating results and the three-year business plan including a terminal growth rate of 2.5% (2022 – 2.5%).

The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. Should these projections not be realized, an impairment loss may be needed in future periods. As at March 31, 2023 and 2022, the assumptions used in determining the fair value were not subject to a degree of uncertainty that would have caused impairment to be recorded as there was sufficient headroom between the fair value of the reporting unit and its carrying value.

The model is particularly sensitive to the future expected cash flows in the upcoming periods, should these not be realized, an impairment loss may be needed in future periods.

(b)
Impairment testing of Sprout:

During the fourth quarter of year ended March 31, 2023, the Company performed an annual impairment testing of the Sprout goodwill. The Company compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and a $11,971,965 goodwill impairment loss was recorded in the fourth quarter of the year ended March 31, 2023, resulting in no goodwill remaining. The fair value of the reporting unit was estimated using a discounted cash flow model with a WACC pre-tax discount rate of 11.6%. The discount rate represents the WACC for comparable companies operating in similar industries as the reporting unit, based on publicly available information. Determination of the WACC requires separate analysis of the cost of equity and debt, and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit. During the fourth quarter of the year ended March 31, 2023, all of the trademark intangible assets on Sprouts books were also impaired, which resulted in an impairment of $15,385,531. These impairments were mostly due to revised expected cash inflows based on the Company's latest projections.

During the third quarter of the year ended March 31, 2023 due to the Company’s sustained decrease in share price, the Company concluded a triggering event occurred and performed a quantitative impairment test for the Sprout reporting unit. Based on the results of the Company’s third quarter impairment analysis, the estimated fair value of the Sprout reporting unit exceeded its carrying value, and no impairment was recognized.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

During the second quarter of year ended March 31, 2023, there were changes in the general economic and financial conditions of the markets the Company serves. The Company’s Sprout reporting unit was adversely impacted during the second quarter of 2022 by these conditions, which impacted the operating results. Accordingly, management concluded that these factors were indicators of impairment. As a result, management performed an impairment test for the Sprout reporting unit, for which it revised its assumptions on projected earnings and cash flows growth, as well as its assumptions on discount rates used to apply to the forecasted cash flows, using its best estimate of the conditions existing at September 30, 2022. The Company compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and a $7,570,471 goodwill impairment loss was recorded in the quarter ended September 30, 2022. Due to the impairment losses recorded in this quarter, there is no headroom between the fair value of the reporting unit and its carrying value and therefore, changes in assumptions in future periods may result in additional impairment charges. The Company also identified a trigger or impairment related to its intangible assets and recorded an impairment of $2,593,529 for the Sprout trademarks. The fair value was determined using a relief from royalty model.

As part of the impairment testing process, during the above periods in fiscal 2023, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers) and overall financial performance of the Sprout reporting unit. Although management used its best estimate to assess the potential impact of the changes in the general economic conditions on the Company’s business, management exercised significant judgment to estimate forecasted cash flows and discount rate, using assumptions which are subject to significant uncertainties. For trademarks, the fair value was determined using a relief from royalty model, for which the rate used is a significant assumption.

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

During the year ended March 31, 2022, the Company also identified a trigger of impairment related to its intangible assets and recorded an impairment charge of $1,527,000 for tradenames. The fair value was determined using a discounted cash flow model. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in an impairment charge. Should these projections not be realized, an impairment loss may be needed in future periods. Due to the impairment losses recorded in the fourth quarter of fiscal 2022, there is no headroom between the fair value of the reporting unit and its carrying value and therefore, changes in assumptions in future periods may result in additional impairment charges.

10. Trade and other payables:

	March 31,	March 31,
	2023	2022

Trade payables	$20,525,617	$10,667,780
Accrued liabilities and other payables	5,262,167	11,211,335
Employee salaries and benefits payable	1,263,777	576,826
Short-term portion of long-term payables	—	244,908
	$27,051,561	$22,700,849

11. Provisions:

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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

As of March 31, 2023, a provision of $963,808 (March 31, 2022 - $362,809) has been recorded by the Company. During the current fiscal year, the Company increased the provision by $638,213, recorded foreign currency translation adjustments of $(37,214) and made no payments to the Former CEO in relation to this provision. During the prior fiscal year, the Company increased the provision by $626,914, recorded foreign currency translation adjustments of $4,122 and made no payments to the Former CEO in relation to this provision.

Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1 to August 5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at March 31, 2023 ($600,000 as at March 31, 2022).
(c)
A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the year ended March 31, 2023, the Company made aggregate payments of $515,464 to the supplier, and recorded foreign currency translation adjustments of $(63,381). The Company made the final payment on October 12, 2022. This provision was included in trade and other payables. As at March 31, 2023, the balance of this payable was nil.
(d)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023 the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made, on April 21, 2023 and May 4, 2023. The court has set a final approval hearing on July 28, 2023. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered. As of March 31, 2023, an account payable and an accrual totaling $3,750,000 and an expense of $4,250,000 within selling, general administration have been recorded by the Company (nil) as at and for the year ended March 31, 2022).
(e)
As at March 31, 2023, the Company has various additional other provisions for legal cases for an aggregate amount of $1,384,532 (March 31, 2022 – $155,804).

12. Liability related to warrants:

The Company has issued common shares, pre-funded warrants and warrants as part of its financing arrangements. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity when they are exercisable for a variable number of shares. As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively (see note 14(f)).

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

On January 12, 2023, Neptune closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4,000,000 with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants ("January 2023 Warrants") to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. Based on the fair value of the warrants as at the date of closing, which was determined using a Black-Scholes model, the Company recorded the full proceeds to liabilities, with an initial liability related to warrants of $338,320 for a fair value of the senior notes of $3,661,680.

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

In addition to the issuance cost specific to the direct offering, the Company incurred legal fees in connection with all financing arrangements in the year ended March 31, 2023 which amounted to $170,739.

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

During the previous fiscal year, on March 14, 2022, Neptune issued a total of 185,715 pre-funded warrants (“Pre-Funded Warrants”), along with 528,572 common shares of the Company, as part of a registered direct offering ("Direct Offering"), and with each Pre-Funded Warrant, which qualified as equity, exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 714,286 Series A Warrants (the "Series A Warrants") to purchase up to an aggregate of 714,286 common shares, and with 714,286 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to another aggregate of 714,286 common shares. Each common share and Pre-Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20, for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and were exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date and will expire five and a half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date and expire 18 months from the date of issuance.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Proceeds of the Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability and measured at fair value each period with changes in fair value recorded in the income statement based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,757,559 for the Series A Warrants and $2,857,755 for the Series B Warrants. The residual amount of $1,820,087 and $107,818 was then allocated to the Common Share and Pre-Funded Warrants on a relative fair value basis. The Pre-Funded Warrants were exercised in full on March 30, 2022 for gross proceeds of $650.

During the fiscal year ended March 31, 2021, on February 19, 2021, the Company had issued 196,429 warrants (“2021 Warrants”) with an exercise price of $78.75 expiring on August 19, 2026. The warrants, issued as part of a Registered Direct Offering entered into on February 17, 2021, are exercisable beginning anytime on or after August 19, 2021 until August 19, 2026. Proceeds were allocated between common shares and first by allocating proceeds to the warrants classified as liability and measured at fair value with changes in fair value recorded in the income statement based on their fair value and then allocating the residual to the equity instruments. The fair value of the warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $6,288,998. The residual amount of $48,711,002 was then allocated to the Common Shares. Warrants are revalued each period-end at fair value through profit and loss. The change in fair value of this warrant liability for the twelve-month period ended March 31, 2023 was a decrease of $276,527 (2022 - 3,990,948). These warrants were prospectively reclassified as equity on October 1, 2022.

On October 22, 2020, Neptune had issued a total of 300,926 warrants (“2020 Warrants”) with an exercise price of $78.75 expiring on October 22, 2025. The warrants, issued as part of the Private Placement entered into on October 20, 2020, are exercisable beginning anytime on or after April 22, 2021 until October 22, 2025. Proceeds were allocated between common shares and warrants first by allocating proceeds to the warrants classified as liability and measured at fair value and then allocating the residual to the equity instruments. The fair value of the warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $11,831,000. The residual amount of $23,169,000 was then allocated to the Common Share. Warrants are revalued each period-end at fair value through profit and loss. The change in fair value of this warrant liability for the twelve-month period ended March 31, 2023 was a decrease of $279,056 (2022 - a decrease of $5,877,802). These warrants were prospectively reclassified as equity on October 1, 2022.

Changes in the value of the liability related to the warrants for the years ended March 31, 2023 and 2022 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2021	497,355	$10,462,000
Warrants issued during the year	1,428,574	7,585,314
Revaluation		(12,633,316)
Movements in exchange rates		156,532
Outstanding as at March 31, 2022	1,925,929	5,570,530

Outstanding as at March 31, 2022	1,925,929	$5,570,530
Warrants issued during the year	11,158,166	14,494,891
Warrants exercised during the year	(1,173,970)	(1,769,000)
Warrants reclassified to equity during the year	(497,355)	(37,710)
Revaluation gain		(14,709,805)
Movements in exchange rates		(392,652)
Outstanding as at March 31, 2023	11,412,770	3,156,254

The following table provides the relevant information on the outstanding warrants as at March 31, 2023:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

Series A Warrants	March 14, 2022	714,287	714,287	$11.20	September 14, 2027
Series B Warrants	March 14, 2022	714,287	714,287	$11.20	September 14, 2023
Series C Warrants	June 23, 2022	771,556	771,556	$2.32	June 23, 2027
Series C Warrants	June 23, 2022	972,763	972,763	$2.32	June 23, 2029
Series D Warrants	June 23, 2022	972,763	972,763	$2.32	June 24, 2024
Series E Warrants	October 11, 2022	6,417,114	6,417,114	$1.62	October 11, 2027
Series E Warrants	October 11, 2022	-	-	$1.62	May 15, 2028
January 2023 Warrants	January 12, 2023	850,000	850,000	$0.53	January 12, 2028

		11,412,770	11,412,770	$2.90

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

In connection with the offering closed on May 15, 2023, the Company has agreed that certain existing warrants to purchase up to an aggregate of 8,423,732 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $1.62 to $11.20 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, will be amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $0.33, with expiration dates five years following the closing of the offering, with the exception of warrants to purchase up to 972,763 common shares which will expire on June 23, 2029 as currently contemplated. This amendment will result in a loss on remeasurement of warrant liabilities in the first quarter of fiscal 2024.

Consequently, the following table provides the updated information on the outstanding warrants as at March 31, 2023, updated to reflect the revisions from the May 15, 2023 offering:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

Series A Warrants	March 14, 2022	714,287	714,287	$0.33	May 15, 2028
Series B Warrants	March 14, 2022	714,287	714,287	$0.33	May 15, 2028
Series C Warrants	June 23, 2022	771,556	771,556	$0.33	May 15, 2028
Series C Warrants	June 23, 2022	972,763	972,763	$0.33	June 23, 2029
Series D Warrants	June 23, 2022	972,763	972,763	$0.33	May 15, 2028
Series E Warrants	October 11, 2022	2,139,038	2,139,038	$1.62	October 11, 2027
Series E Warrants	October 11, 2022	4,278,076	4,278,076	$0.33	May 15, 2028
January 2023 Warrants	January 12, 2023	850,000	850,000	$0.53	January 12, 2028

		11,412,770	11,412,770	$0.46

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	2020 Warrants		2021 Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Balance - beginning of year	$309,769	$6,174,000	$306,704	$4,288,000

Warrants reclassified to equity during the year	(19,058)	—	(18,652)	—
Change in fair value to date of transfer to equity	(279,056)	(5,877,802)	(276,527)	(3,990,948)
Translation effect	(11,655)	13,571	(11,525)	9,652

Balance - end of year	$—	$309,769	$—	$306,704

	Series A Warrants		Series B Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Balance - beginning of year	$3,270,816	$—	$1,683,241	$—

Warrants issued during the year	—	4,757,559	—	2,827,755
Change in fair value	(3,028,191)	(1,572,299)	(1,619,625)	(1,192,267)
Translation effect	(136,418)	85,556	(59,975)	47,753

Balance - end of year	$106,207	$3,270,816	$3,641	$1,683,241

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

	Series C Warrants		Series D Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Balance - beginning of year	$—	$—	$—	$—

Warrants issued during the year	4,046,836	—	3,080,121	—
Warrants exercised during the year	(365,224)	—	(1,403,776)	—
Change in fair value	(3,065,563)	—	(1,471,428)	—
Translation effect	(121,760)	—	(51,319)	—

Balance - end of year	$494,289	$—	$153,598	$—

	Series E Warrants		January 2023 Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Balance - beginning of year	$—	$—	$—	$—

Warrants issued during the year	7,029,614	—	338,320	—
Change in fair value	(4,983,532)	—	14,117	—

Balance - end of year	$2,046,082	$—	$352,437	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Share price	N/A	$7.70	N/A	$7.70
Exercise price	N/A	$78.75	N/A	$78.75
Dividend yield	N/A	—	N/A	—
Risk-free interest	N/A	2.44%	N/A	2.49%
Remaining contractual life (years)	N/A	3.57	N/A	4.39
Expected volatility	N/A	83.2%	N/A	83.5%

	Series A Warrants		Series B Warrants
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Share price	$0.54	$7.70	$0.54	$7.70
Exercise price	$11.20	$11.20	$11.20	$11.20
Dividend yield	—	—	—	—
Risk-free interest	3.66%	1.94%	4.92%	1.46%
Remaining contractual life (years)	4.46	5.46	0.46	1.46
Expected volatility	104.1%	77.5%	178.2%	87.0%

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

	Series C Warrants		Series D Warrants
	March 31, 2023	June 23, 2022 (Grant date)	March 31, 2023	June 23, 2022 (Grant date)

Share price	$0.54	$2.90	$0.54	$2.90
Exercise price	$2.32	$2.32	$2.32	$2.32
Dividend yield	—	—	—	—
Risk-free interest	3.68%	3.38%	4.51%	3.21%
Remaining contractual life (years)	4.23	5.00	1.23	2.00
Expected volatility	106.6%	84.0%	147.0%	88.7%

	Series E Warrants		January 2023 Warrants
	March 31, 2023	October 11, 2022 (Grant date)	March 31, 2023	January 12, 2023 (Grant date)

Share price	$0.54	$1.54	$0.54	$0.53
Exercise price	$1.62	$1.62	$0.53	$0.53
Dividend yield	—	—	—	—
Risk-free interest	3.65%	4.14%	3.62%	3.53%
Remaining contractual life (years)	4.53	5.00	4.79	5.00
Expected volatility	103.7%	90.4%	103.9%	98.2%
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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

13. Loans and borrowings:

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022

Promissory note originally of $10,000,000 and increased to $13,000,000 on July 13, 2022, issued by Sprout, to Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC"), guaranteed by the Company and secured through a first-ranking mortgage on all movable current and future, corporeal and incorporeal, and tangible and intangible assets of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is compounded and is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal and accrued interest may also be converted, in whole or in part, at any time before February 1, 2024, upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. In connection with the increase of $3,000,000 of the promissory note, MSEC was issued 372,670 common shares of Neptune of a value of $570,185. On April 27, 2023, the note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum to December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

	$15,622,508	$11,648,320

Promissory note of $250,000 issued by Sprout on August 26, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion. Neptune issued 36,765 common shares for a value of $75,736 in connection with this promissory note.

	218,517	—

Promissory notes totaling $550,000 issued by Sprout on November 8, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing December 31, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion. Neptune issued 146,330 common shares for a value of $96,578 in connection with these promissory notes.

	496,061	—

Senior secured notes (the "Notes") issued by the Company on January 12, 2023 for gross proceeds of $4,000,000 pursuant to the Note Purchase Agreement with CCUR Holdings, Inc. ("Collateral Agent") and the purchasers named therein. The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The Notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash.  The lender has the right to demand immediate repayment in the event of default of certain covenants. The Company defaulted on certain conditions of the Notes and entered into Waiver and First Amendment to the Notes (the "Waiver Agreement") on March 9, 2023. The Waiver Agreement waived certain administrative, regulatory and financial statement related covenants and the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $200,000, payable as follows: (i) on or prior to May 15, 2023, $100,000 and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $100,000. The interest rate was also increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement which occurred on March 21, 2023. Amongst other covenants, the Notes require timely filling of financial statements. Debt issuance costs totaling $713,320 were capitalized to this loan, including the issuance by Neptune of 850,000 January 2023 Warrants of a value of $338,320.

	3,607,116	—

Accounts receivable factoring facility contracted by Sprout on January 25, 2023. The maximum available is $5 million. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. The lender was granted a security interest in Sprout's accounts receivable. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be eligible for renewal. Neptune guaranteed the obligations of Sprout in connection with this agreement.	2,762,110	—

Promissory note of $300,000 issued by Sprout on March 11, 2023, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing March 31, 2023. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion. Neptune issued 111,111 warrants exercisable at a price of $0.54 in connection with this promissory note. The fair value of these warrants was $37,723 (refer to note 14(f)).

	244,952	—

	22,951,264	11,648,320
	7,538,369	—
	$15,412,895	$11,648,320

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

During the years ended March 31, 2023 and 2022, interest expense of $1,999,889 and $1,000,000 respectively were recognized on loans and borrowings.

Refer to Note 25 - Subsequent Events for additional developments.

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

All issued shares are fully paid.

(b)
Share options exercised:

During the years ended March 31, 2023 and 2022, Neptune issued no common shares of the Company upon exercise of stock options.

(c)
DSUs released:

During the years ended March 31, 2023 and 2022, Neptune issued no common shares of the Company to former and current members of the Board of Directors.

(d)
RSUs released:

During the year ended March 31, 2023, Neptune issued 262,495 common shares of the Company to the CEO as part of his employment agreement at a weighted average price of $5.60 per common share. Withholding taxes of $815,954 were paid by the Company pursuant to the issuance of these RSUs resulting in the Company not issuing an additional 173,493 RSUs.

During the year ended March 31, 2022, Neptune issued 108,079 common shares of the Company to the CEO as part of his employment agreement at a weighted average price of $39.74 per common share. Withholding taxes of $1,411,515 were paid by the Company pursuant to the issuance of these RSUs resulting in the Company not issuing an additional 64,105 RSUs.

(e)
Restricted shares:

During the years ended March 31, 2023 and 2022, Neptune issued no restricted common shares of the Company to employees.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

(f)
Warrants:

As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively. The reclassification did not impact the net earnings for the period.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $300,000 to various investors as described in note 13. Pursuant to the terms of those promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 111,111 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.54 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $37,723.

On June 23, 2022, as part of the June 2022 Direct Offering described under note 14(h), Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and were exercisable commencing on the Closing Date, and were to terminate when such Pre-Funded Warrants would be exercised in full. The Pre-funded warrants were fully exercised on June 24, 2022 for $65.

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

Changes in the value of equity related to the warrants for the years ended March 31, 2023 and 2022 were as follows:

	March 31, 2023		March 31, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2022 and 2021	$325.34	176,429	$325.34	176,429
Issued	0.08	756,637	0.0035	185,715
Reclassification from liability related to warrants	78.75	497,355	—	—
Exercised	0.0001	(645,526)	0.0035	(185,715)
Warrants outstanding at March 31, 2023 and 2022	$123.11	784,895	$325.34	176,429

Warrants exercisable at March 31, 2023 and 2022	$123.11	784,895	$325.34	176,429

Warrants of the Company classified as equity are composed of the following as at March 31, 2023 and March 31, 2022:

			March 31, 2023			March 31, 2022
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	1,630,210	57,143	57,143	1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
2020 Warrants (iii)	300,926	300,926	19,058	—	—	—
2021 Warrants (iv)	196,429	196,429	18,652	—	—	—
March 2023 Warrants	111,111	111,111	37,723	—	—	—
	784,895	784,895	$6,155,323	176,429	176,429	$6,079,890
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. No expense was recognized during the twelve-month period ended March 31, 2023 (2022 - $178,917) under the research and development expenses.
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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

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
(iv)
On February 19, 2021, the Company issued 196,429 warrants (“2021 Warrants”) with an exercise price of $78.75 expiring on August 19, 2026. The warrants, issued as part of a Registered Direct Offering entered into on February 17, 2021, are exercisable beginning anytime on or after August 19, 2021 until August 19, 2026. Initially classified as liability, the 2021 Warrants which had a fair value of $18,652 were reclassified as equity on October 1, 2022 as a result of the change in functional currency. The holders of these warrants will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.
(g)
Common shares issued in connection with debt financing:

On February 15, 2023, Neptune issued 146,330 common shares for a value of $96,578 in connection with an aggregate $550,000 Secured Promissory Notes that were issued by Sprout on November 8, 2022, for the payment of borrowing costs.

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

(h)
Direct Offerings:

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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

On March 14, 2022, Neptune issued a total of 528,572 common shares of the Company , along with 185,715 pre-funded warrants (“Pre-Funded Warrants”), as part of a registered direct offering ("Direct Offering"), with each Pre-Funded Warrant exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 714,287 Series A Warrants (the "Series A Warrants") and 714,287 Series B Warrants (the "Series B Warrants" and collectively with the Series A Warrants, the "Common Warrants") to purchase up to an aggregate of 1,428,572 common shares. Each common share and Pre Funded Warrants and the accompanying Common Warrants were sold together at a combined offering price of $11.20, for aggregate gross proceeds of $8.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0035 and are exercisable commencing on the Closing Date, and will terminate when such Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and will expire five and one half years from the date of issuance. The Series B Warrants have an exercise price of $11.20 per share and are exercisable six months after the closing date, and expire 18 months from the date of issuance. Common Warrants were recognized as liabilities. The proceeds were allocated amongst common shares and Pre Funded Warrants using the relative fair value approach after allocating proceeds to the Common Warrants corresponding to their fair value. The residual amount of $306,868 and $107,818 was then allocated to the Common Share and Pre-Funded Warrants. Total issue costs related to this private placement amounted to $636,847, of which $33,012 were recorded against share capital and the portion related to the warrants, in the amount of $603,835, was recorded under finance costs.

(i)
Registered Direct Offering Priced At-The-Market:

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

(j)
Common shares issued in exchange of services rendered by non-employees:

On January 10, 2023, Neptune issued 71,665 common shares to non-employees for consulting services of a value of $117,443 rendered on different matters, including but not limited to the divestiture of the Cannabis assets.

On June 15, 2022, Neptune issued 7,104 common shares to non-employees for consulting services of a value of $39,532 rendered in connection with the divestiture of the Cannabis assets.

15. Non-controlling interest:

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Year ended
	March 31, 2023	March 31, 2022
Revenue from contracts with customers	$33,904,708	$25,971,480
Cost of sales	(36,097,282)	(28,200,621)
Selling, general and administrative expenses	(10,946,955)	(9,459,448)
Impairment loss on goodwill and intangible assets	(37,662,430)	(3,288,847)
Gain on settlement of liability	(194,867)	—
Finance costs	(5,802,556)	(2,427,165)
Loss before tax	(56,799,382)	(18,931,601)
Income tax expense	—	(11,854)
Net loss	(56,799,382)	(18,943,455)
Total comprehensive loss	(56,799,382)	(18,948,855)
Loss attributable to the subsidiary's non-controlling interest	(28,342,892)	(4,752,152)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(28,342,892)	$(14,196,703)

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Summarized statement of balance sheets:

	March 31, 2023	March 31, 2022
Current assets	$12,382,450	12,260,375
Non-current assets	9,788	39,000,367
Current liabilities	12,938,219	5,991,483
Non-current liabilities	35,789,746	25,362,259
Total equity (deficiency)	(36,335,727)	19,907,000
Attributable to:
Equity holders of the Company	$(20,714,912)	$7,184,923
Non-controlling interest	(15,620,815)	12,722,077

Summarized statement of cash flow:

	Year ended
	March 31, 2023	March 31, 2022
Cash flow used in operating activities	$(28,565,729)	$(10,214,243)
Cash flow provided by (used in) investing activities	2,360,671	(122,136)
Cash flow provided by financing activities	19,291,733	11,280,528
Net increase (decrease) in cash and cash equivalents	$(6,913,325)	$944,149
(1) Cash flow from financing activities is partially provided through intercompany advances.

16. Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of $3,503,582 were recognized on equity share based awards and expenses of $1,769,805 on liability-based awards in the consolidated statement of loss and comprehensive loss for the twelve-month period ended March 31, 2023 (2022 - $7,816,845 for equity-based awards and $3,263,437 for liability-based awards).

As at March 31, 2023, the Company had the following share-based payment arrangements:

(a)
Company stock option plan:
(i)
Stock option plan:

The Company has established a stock option plan for directors, officers, employees and consultants. The exercise price of the stock options granted under the plan is not lower than the closing price of the common shares listed on the Nasdaq on the eve of the grant. The terms and conditions for acquiring and exercising options are set by the Board of Directors, subject to, among others, the following limitations: the term of the options cannot exceed ten years and every stock option granted under the stock option plan will be subject to conditions no less restrictive than a minimum vesting period of 18 months and a gradual and equal acquisition of vesting rights at least on a quarterly basis. The Company’s stock-option plan allows the Company to issue a number of stock options not exceeding 25% of the number of common shares issued and outstanding at the time of any grant. The total number of stock options issuable to a single holder cannot exceed 20% of the Company’s total issued and outstanding common shares at the time of the grant, provided that the maximum number of stock options issuable to a single consultant cannot exceed 2% of the Company's total issued and outstanding common shares at the time of the grant.

The number and weighted average exercise prices of stock options are as follows:

	2023		2022
	Weighted		Weighted
	average		average
	exercise	Number of	exercise	Number of
	price	options	price	options

Options outstanding at April 1st, 2023 and 2022	$37.41	306,321	$65.91	121,208
Granted	1.59	229,715	25.41	286,554
Forfeited/Cancelled	18.04	(68,385)	37.41	(94,298)
Expired	50.79	(50,318)	89.90	(7,143)
Options outstanding at March 31, 2023 and 2022	$18.23	417,333	$37.41	306,321

Options exercisable at March 31, 2023 and 2022	$20.79	260,801	$56.68	102,883

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

				March 31, 2023

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$1.55 - $1.60	4.38	115,715	28,572	$1.55
$1.61 - $6.07	4.49	114,000	114,000	1.64
$6.08 - $22.40	3.86	20,716	6,908	11.10
$22.41 - $27.92	3.37	85,715	57,144	25.55
$27.93 - $157.62	5.99	81,187	54,177	66.42
	4.49	417,333	260,801	$20.58

The weighted average fair value of the options granted to employees during the twelve-month period ended March 31, 2023 was 1.59 (2022 - $13.68). The Company granted 114,000 options to non-employees during the twelve-month period ended March 31, 2023 (none for the twelve-month period ended March 31, 2022) resulting in a $137,267 and a nil stock-based compensation expense, respectively for the twelve-month periods ended March 31, 2023 and 2022. The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of the following assumptions for options granted during the twelve-month period ended March 31, 2023 and 2022 as at the date of grant:

	Year ended
Black Sholes assumptions used	March 31, 2023	March 31, 2022

Share price	$1.55-$1.64	$25.41
Exercise price	$1.55-$1.64	$25.41
Dividend yield	nil	nil
Risk-free interest	3.10% - 3.60%	0.94%
Expected life (years)	3.61	4.29
Expected volatility	94.38% - 106.70%	82.73%

Stock-based compensation recognized under this plan amounted to $870,432 for the twelve-month period ended March 31, 2023 (2022 - $2,101,474). Unrecognized compensation cost of $259,890 as at March 31, 2023 with a weighted average period remaining of 1.21 years. Unrecognized compensation cost of $1,422,800 as at March 31, 2022 with a weighted average period remaining of 1.16 years.

(ii)
Non-market performance options:

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $155.05 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). None of these non-market performance options have vested as at March 31, 2023. These options were not exercisable as at March 31, 2023 and 2022.

No stock-based compensation expense was recognized for the year ended March 31, 2023. During twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan which amounted to $689,464.

(iii)
Market performance options:

On July 8, 2019, the Company granted 157,142 market performance options under the Company stock option plan at an exercise price of $155.05 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of market performance conditions within the following ten years. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revaluated up to the date of approval of the amendments (grant date).

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

The number and weighted average exercise prices of market performance options are as follows:

		2023			2022
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2023 and 2022		$155.05	157,142	$155.05	157,142
Options outstanding at March 31, 2023 and 2022		$155.05	157,142	$155.05	157,142

Options exercisable at March 31, 2023 and 2022		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $2,351,970 and $2,465,163 respectively for the years ended March 31, 2023 and 2022. Unrecognized compensation cost at March 31, 2023 is $9,066,730 with a weighted average period remaining of 6.51 years (2022 - $12,134,126 with a weighted average period remaining of 7.51 years).

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

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2023 and 2022		$66.45	4,308	$63.00	1,202
Granted		—	—	19.26	3,106
DSUs outstanding at March 31, 2023 and 2022		$66.45	4,308	$66.45	4,308

DSUs exercisable at March 31, 2023 and 2022		$66.45	4,308	$39.93	2,753

Of the 4,308 DSUs outstanding as at March 31, 2023 (2022 – 4,308), 1,555 DSUs vested upon services to be rendered during a period of twelve months from date of grant (2022 – 1,108). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $13,025 and $49,826 respectively for the years ended March 31, 2023 and 2022. Unrecognized compensation cost of nil as at March 31, 2023 ($11,873 unrecognized compensation cost as at March 31, 2022 with a weighted average period remaining of 0.31 years).

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal installments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the twelve-month period ended March 31, 2023 was $3.31 per unit (2022 - $16.19).

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2023 and 2022		$59.75	25,038	$92.08	95,845
Granted		3.31	436,449	16.19	111,915
Forfeited		19.25	(22,710)	51.65	(10,538)
Released through the issuance of common shares	14(d)	5.60	(262,495)	50.53	(108,079)
Withheld as payment of withholding taxes	14(d)	5.60	(173,493)	10.61	(64,105)
RSUs outstanding at March 31, 2023 and 2022		$60.04	2,789	$59.75	25,038

Stock-based compensation recognized under this plan amounted to $268,155 and $3,889,846 respectively for the years ended March 31, 2023 and 2022. Unrecognized compensation cost at March 31, 2023 is nil (2022 - $235,075 unrecognized compensation cost with a weighted average remaining life of 1.30 years).

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

The balance of the liability accrual to the CEO is $8,587 (including withholding taxes) as at March 31, 2023, in trade and other payables. The revaluation of the liability amounted to gain of $3,152,578 for the year ended March 31, 2023 and was recorded into selling, general and administrative expenses (2022 – a loss of $4,708,163). During the year ended March 31, 2023, settlements in RSUs were $1,555,585 (2022 - nil). The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at March 31, 2023, the liability related to this long-term incentive of $24,000 ($88,688 as at March 31, 2022) is presented in Other liability in the consolidated balance sheets. During the twelve-month period ended March 31, 2023, a recovery of $64,688 (2022 - a recovery of $304,467) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss.

17. Finance income and finance costs:

(a)
Finance income:

	Years ended
	March 31,	March 31,
	2023	2022

Interest income	$1,445	$7,123
Finance income	$1,445	$7,123

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

(b)
Finance costs:

		Years ended
		March 31,	March 31,
	Notes	2023	2022

Interest charges and other finance costs		$34,783	$540,143
Interest expense on loans and borrowings	13	1,999,889	1,000,000
Interest on lease liabilities	8	168,065	—
Warrants issuance costs	12	1,500,950	603,835
Factoring fees		120,343	—
Finance costs		$3,824,030	$2,143,978

18. Income taxes:

The breakdown of the income tax provision is as follows:

	2023	2022

Current	$—	$—
Deferred tax recovery	—	—
Total tax recovery	$—	$—

Reconciliation of effective tax rate:

	2023	2022

Loss before income taxes	$(88,802,558)	$(84,424,529)

Basic combined Canadian statutory income tax rate [1]	26.50%	26.50%
Income tax	$(23,532,678)	$(22,372,500)
Increase (decrease) resulting from:
Change in valuation allowance	19,104,611	18,982,099
Permanent difference on impairment on goodwill	4,578,508	788,642
Permanent difference related to derivative	(3,061,605)	(1,656,038)
Non-deductible and tax exempt items	7,211	71,653
Non-deductible stock-based compensation	1,237,745	2,050,909
Foreign exchange	490,146	236,512
Difference in statutory tax rates of foreign subsidiaries	1,810,518	1,121,068
Other permanent differences	220,551	474,339
Adjustments in relation to prior years	(855,007)	303,316
Total tax expense	$—	$—

1 The Canadian combined statutory income tax rate.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Components of the net deferred tax asset (liability):

	March 31,	March 31,
	2023	2022

Net operating losses ("NOL") and tax credit carryforwards	$87,316,628	$76,346,005
Intangible assets and goodwill	3,486,240	—
Property, plant and equipment	159,149	554,187
Reserves and accruals not currently deductible for tax purposes	1,184,407	290,413
Financing fees not currently deductible for tax purposes	1,311,442	1,446,462
Research and development costs	2,863,053	3,098,560
Non-deductible interest	4,295,656	3,349,307
Other	1,251,163	1,693,301
Subtotal	101,867,738	86,778,235
Less: valuation allowance	101,380,008	83,934,321
Total net deferred tax assets	487,730	2,843,914

Intangible assets and goodwill	—	(1,921,815)
Right-of-use assets	(487,730)	(767,164)
Other	—	(154,935)
Total deferred tax liabilities	(487,730)	(2,843,914)

Net deferred tax	$—	$—

Management assesses the available positive and negative evidence to determine the valuation allowance required with respect to the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the years. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2023, a valuation allowance of $101,380,008 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized (2022 - $83,934,321).

Tax losses carried forward

We have income tax NOL carryforwards in both Canada and in the United States, which will expire on various dates in the next 20 years as follows:

	Federal US	States	Federal Canada	Provincial

2027	-	-	42,000	-
2030	-	149,000	-	-
2031	-	1,524,000	438,000	-
2032	1,659,000	-	2,394,000	684,000
2033	2,002,000	2,114,000	8,930,000	8,929,000
2034	4,423,000	3,726,000	10,925,000	10,648,000
2035	8,277,000	7,431,000	2,775,000	2,775,000
2036	11,727,000	10,011,000	6,687,000	7,757,000
2037	9,842,000	9,184,000	-	-
2038	-	-	20,000	16,000
2039	-	-	7,368,000	7,829,000
2040	-	-	30,188,000	36,445,000
2041	-	-	39,446,000	37,427,000
2042	-	-	29,634,000	29,067,000
2043	-	-	31,818,000	29,891,000
	$37,930,000	$34,139,000	$170,665,000	$171,468,000

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

As at March 31, 2023, the Company had NOL that can be carried forward indefinitely of $131,012,000 for federal purposes and $127,024,000 for State and Provincial purposes (2022 - $ 101,174,000 and $96,884,000 respectively).

As at March 31, 2023, the Company had realized and unrealized capital losses of $1,807,774 ($2,060,000 in 2022) that can be carried forward indefinitely.

Tax credits receivable and recoverable

Unused Canadian federal Investment tax credits may be used to reduce federal income tax payable and expire as follows:

2024	$55,418
2025	39,901
2026	67,240
2027	107,141
2028	47,290
2029	104,185
2030	165,514
2031	199,503
2032	116,007
2033	96,057
2034	87,190
2035	216,498
2036	155,169
2037	117,485
2038	46,551
2039	53,940
$1,675,089

The amounts recorded as tax credits receivable or recoverable are subject to a government tax audit and the final amount received may differ from those recorded.
19. Loss per share:

When the Company has a net loss, the effects of options, DSUs, RSUs and warrants are excluded from the calculation of diluted loss per share for periods in which a company sustains a loss. Accordingly, diluted loss per share was the same as basic loss per share because the Company has incurred losses in the periods presented. All outstanding options, DSUs, RSUs and warrants could potentially be dilutive in the future.

When the Company has net income, basic net income per share using the two-class method is presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to equity holders and that determines basic net income per share for each class of stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to equity holders. A participating security is defined as a security that may participate in undistributed earnings with shares.

The Company’s capital structure includes securities that participate with shares on a one-for-one basis for distribution of dividends. The following classes of warrants are considered participating securities as they are entitled to participate in dividend distributions alongside equity holders for which the two-class method is applied in computing earnings per share: Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, 2020 Warrants, 2021 Warrants and January 2023 Warrants. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method. The issued and unexercised liability and equity classified warrants do not participate in losses of the Company, thus an allocation of losses is not performed when the Company is in a loss position.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

More specifically, the breakdown between participating and non-participating warrants is as follows:

Reference	Number of warrants outstanding	Number of participating warrants	Number of non-participating warrants

Series A Warrants	714,287	714,287	—
Series B Warrants	714,287	714,287	—
Series C Warrants	1,744,319	1,744,319	—
Series D Warrants	972,763	972,763	—
Series E Warrants	6,417,114	6,417,114	—
January 2023 Warrants	850,000	850,000	—
Warrants classified as liability	11,412,770	11,412,770	—

Warrants IFF	57,143	—	57,143
Warrants AMI	119,286	—	119,286
2020 Warrants	300,926	300,926	—
2021 Warrants	196,429	196,429	—
March 2023 Warrants	111,111	—	111,111
Warrants classified as equity	784,895	497,355	287,540

	12,197,665	11,910,125	287,540

For the years ended March 31, 2023 and 2022, the Company has a net loss, and therefore, the basic and dilutive loss per share is calculated as follows:

	Twelve-month periods ended
	March 31, 2023	March 31, 2022

Net loss attributed to equity holders	$(60,459,666)	$(74,971,745)
Basic and dilutive loss attributed to common shareholders	$(60,459,666)	$(74,971,745)

Basic and dilutive weighted-average number of common shares outstanding	11,812,337	5,958,266

Net loss per share attributable to common shareholders of the Company:
Basic and dilutive loss per share	$(5.12)	$(15.54)

The following table summarizes outstanding securities not included in the computation of diluted net income (loss) per share as the effect would have been anti-dilutive for each respective period.

	Twelve-month periods ended
Securities	March 31, 2023	March 31, 2022

Options, RSU's, DSU's	681,572	592,809
Warrants	12,197,665	2,102,358

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

20. Additional cash flow disclosure:

(a)
Changes in operating assets and liabilities:

	Twelve-month periods ended
	March 31, 2023	March 31, 2022

Trade and other receivables	$(1,613,797)	$(163,066)
Prepaid expenses	2,458,170	(279,770)
Inventories	(2,018,463)	(2,674,208)
Trade and other payables	7,349,432	2,654,024
Deferred revenues	(285,004)	(1,563,113)
Provisions	1,932,084	(1,137,281)
Other liabilities	(64,688)	—
Changes in operating assets and liabilities	$7,757,734	$(3,163,414)
(b)
Non-cash transactions:

	Twelve-month periods ended
	March 31, 2023	March 31, 2022

Acquired property, plant and equipment included in trade and other payables	$—	$155,352
Intangible assets included in trade and other payables	—	109,971
Common shares and warrants issued in connection with debt financing	845,736	—
Common shares issued in exchange of services rendered by non-employees	156,975	—

21. Fair-value:

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

Financial assets and liabilities measured at fair value on a recurring basis are the call option granted to Neptune by Sprout's non-controlling interest owners of equity, the liability to CEO for long-term incentive, and liability related to warrants.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and 2022:

		March 31, 2023
	Notes	Level 1	Level 2	Level 3	Total

Assets
Other financial assets - Sprout Call Option	4	–	–	–	–
Total		$—	$—	$—	$—

Liabilities
Liability related to warrants	12	$—	$—	$3,156,254	$3,156,254
Other liability	16(c)	–	–	24,000	24,000
Total		$—	$—	$3,180,254	$3,180,254

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

		March 31, 2022
	Notes	Level 1	Level 2	Level 3	Total

Assets
Other financial assets - Sprout Call Option	4	–	–	–	–
Total		$—	$—	$—	$—

Liabilities
Liability related to warrants	12	$—	$—	$5,570,530	$5,570,530
Other liability	16(c)	–	–	88,688	88,688
Total		$—	$—	$5,659,218	$5,659,218

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

Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. The total consideration payable for the additional shares (“Call Shares”) upon the exercise of the Call Option and the closing of Neptune's acquisition of the Call Shares would be based on multiples per the contract of 3.0x for revenues and 15.0x for EBITDA, weighted at 50% each. On March 31, 2023, the Call option was measured to a nil value (2022 – nil) resulting in a loss on revaluation of derivatives of nil (2022 – loss of $5,598,198). The measurement is based on level 3 inputs.

22. Commitments and contingencies:

(a)
Commitments:
(i)
On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $1,149,498. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive.
(ii)
On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period. Based on currently available information, a provision of $963,808 for royalty payments has been recognized as of March 31, 2023 ($362,809 as at March 31, 2022). Refer to note 7.
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

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

(iv)
On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. On October 21, 2022, the Company announced that it had agreed to settle and resolve the lawsuit for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023, the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made. The court has set a final approval hearing on July 28, 2023. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered.

(b) Contingencies:

In the normal course of business, the Company is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at March 31, 2023 ($600,000 as at March 31, 2022).
(ii)
On October 11, 2022, a warehousing company called Carolina Rework Solutions, LLC filed a lawsuit against Neptune Health & Wellness Innovation, Inc. for breach of a warehousing contract with damages of $175,534 plus additional unspecified damages estimated to be in excess of $1,000,000 for disposal of hand sanitizer product housed at its warehouse. On May 30, 2023, Carolina Rework Solution, LLC received leave of court to add Neptune Holding USA, Inc. and Neptune Wellness Solutions, Inc. as additional defendants to the claim on a veil-piercing theory. Neptune Holding USA, Inc. and Neptune Wellness Solutions, Inc. intend to deny that the court has jurisdiction over them and deny that veil piercing is appropriate.
(iii)
On February 28, 2023, a warehousing company called Freight Connections filed a lawsuit against Neptune Health & Wellness Innovation, Inc. for breach of a warehousing contract, breach of duty of good faith and fair dealing, quantum meruit and fraud with damages of $328,168 plus punitive and consequential damages related to hand sanitizer product at plaintiff’s facility.
(iv)
On October 22, 2020, Iron Lab, S.A. de C.V. submitted a claim and demand for arbitration against Neptune Wellness Solutions Inc., Neptune Health & Wellness Innovation, Inc. and Biodroga Nutraceuticals Inc., claiming that Neptune and its subsidiaries breached their obligations under a purported agreement with Iron Lab regarding the purchase of hand sanitizer. Neptune and the other respondents dispute the existence of any binding agreements or jurisdiction to hear the arbitration, and have asserted counterclaims based on Iron Lab's delivery of non-conforming product based on Neptune's purchase orders. The parties are currently awaiting an award from the arbitration panel. Based on currently available information, no provision has been recognized for this case as at March 31, 2023.
(v)
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

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

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

23. Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level.

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Years ended
	March 31, 2023	March 31, 2022

Canada	$8,418,058	$12,447,125
United States	43,378,696	35,330,138
Other countries	818,584	1,019,861
	$52,615,338	$48,797,124
b)
Information about major customers:

During the year ended March 31, 2023, the Company realized revenues amounting to $5,606,705 from one customer accounting for 10.66% of consolidated revenues. During the year ended March 31, 2022, the Company realized revenues amounting to $5,005,000 from one customer accounting for 10.26% of consolidated revenues.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

c)
Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time and the processing services which are recognized over time as follows:

	Years ended
	March 31, 2023	March 31, 2022

Nutraceutical products	$15,107,412	$13,622,744
Cannabis and hemp products	2,741,052	7,779,092
Food and beverages products	33,896,353	26,220,519
Innovation products	—	73,473
	$51,744,817	$47,695,828
d)
Geographical information on long-lived assets:

Long-lived assets of the Company are located in the following geographical location:

	March 31, 2023	March 31, 2022
Canada	$250,921	$20,724,674
United States	1,152,343	723,449
Total property, plant and equipment	$1,403,264	$21,448,123

	March 31, 2023	March 31, 2022
Canada	$1,607,089	$2,353,054
United States	—	19,301,981
Total intangible assets	$1,607,089	$21,655,035

	March 31, 2023	March 31, 2022
Canada	$2,426,385	$2,625,851
United States	—	19,542,437
Total goodwill	$2,426,385	$22,168,288

24. Related parties:

Related party transactions and balances not disclosed elsewhere in these notes of the financial statements are as follows:

On November 11, 2019, Neptune announced that the Company entered into a collaboration agreement with International Flavors & Fragrances Inc. (“IFF”) to co-develop hemp-derived products for the mass retail and health and wellness markets. App Connect Service, Inc. (“App Connect”), a company indirectly controlled by Michael Cammarata, CEO and Director of Neptune, is also a party to the agreement to provide related branding strategies and promotional activities. Neptune will be responsible for the marketing and the sales of the products and will receive the amounts from the product sales. Neptune will in turn pay a royalty to IFF and App Connect associated with the sales of the co-developed products. The payment of royalties to App Connect, subject to certain conditions, has been approved by the TSX. During the years ended March 31, 2023 and 2022, the Company recorded a negligible amount of royalty expense pursuant to the co-development contract and no royalties were paid to date. As at March 31, 2023, this agreement is no longer active.

25. Subsequent events:

On April 17, 2023, the Company entered into an agreement that fixed the purchase price for the exercise of the Call Option to acquire the remaining 49.9% minority share of Sprout, pursuant to the Call Option agreement entered into with the minority stockholders of Sprout. If the Call Option had been exercised prior to June 15, 2023, the purchase price would have been $13.0 million, consisting of at least $10.5 million in cash with the remainder payable in Common Shares. No acquisition was completed by June 15, 2023. The original Call Option remains outstanding until December 31, 2023.

neptune wellness solutions inc.

Notes to Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

On May 10, 2023, Neptune announced that Sprout has secured inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna Capital Solutions LLC, effective April 21, 2023. The inventory line will provide Sprout with working capital. The maximum available has been amended to $7.5 million, from $5.0 million previously announced on January 25, 2023 (see note 13), adding a line of inventory to the accounts receivable factoring facility that is already in place.

On May 11, 2023, the Company announced its public offering of 12,121,212 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 12,121,212 common shares at a combined public offering price of $0.33 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants have an exercise price of $0.33 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. On that day, the Company issued 4,415,162 common shares and 7,706,050 pre-funded warrants, along with 12,121,212 warrants (the "May 2023 Warrants"). As of the date these financial statements are authorized for issuance, 5,410,600 common shares were issued upon exercise of pre-funded warrants, leaving 2,295,450 pre-funded warrants outstanding; none of the May 2023 Warrants have been exercised to date.

In connection with this offering, the Company has agreed that certain existing warrants to purchase up to an aggregate of 8,423,733 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $1.62 to $11.20 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, were amended to reduce the exercise prices of the applicable warrants to $0.33, with expiration dates five years following the closing of the offering, i.e. on May 15, 2028, with the exception of warrants to purchase up to 972,763 common shares which will expire on June 23, 2029 as currently contemplated, as indicated in note 12.

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Waiver Agreement"), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (see note 13). The Waiver Agreement provides that the required prepayment of $2.0 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.