Form 10-Q
period 2023-06-30
Neptune Wellness Solutions Inc.
filed 2023-08-17
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on August 16, 2023, was $3,251,052.

The number of shares of Registrant’s Common Stock outstanding as of August 16, 2023 was 24,117,599.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report" or “Form 10-Q”) contains or incorporates by reference certain information and statements that may constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to as forward-looking statements, including, without limitation, statements relating to certain expectations, projections, new or improved product introductions, market expansion efforts, and other information related to our business strategy and future plans. Forward-looking statements can, but may not always, be identified by the use of words such as “seek”, “anticipate”, “plan”, “continue”, “estimate”, “expect”, “may”, “will”, “project”, “predict”, “potential”, “targeting”, “intend”, “could”, “might”, “would”, “should”, “believe”, “objective”, “ongoing”, “assumes”, “goal”, “likely” and similar references to future periods or the negatives of these words and expressions and by the fact that these statements do not relate strictly to historical or current matters. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about expectations regarding being subject to taxation in both Canada and the United States; our ability to obtain additional financing in the future and continue as a going concern; uncertainties related to general economic, political, business, industry, and market conditions, including the ongoing COVID-19 pandemic and military conflict between Russia and Ukraine, inflationary pressures, and geopolitical conflicts, the anticipated benefits from the divestiture of our cannabis business, our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our expectations regarding potential pursuit of strategic acquisitions, joint venture or partnerships, our ability to retain members of our management team and our employees; competition existing today or that will likely arise in the future; and our ability to satisfy the continued listing requirements of the Nasdaq or any other exchange on which our securities may trade on.

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

Undue reliance should not be placed on forward-looking statements. Actual results and developments are likely to differ, and may differ materially, from those anticipated by the Company and expressed or implied by the forward-looking statements contained or incorporated by reference in this Quarterly Report. Such statements are based on a number of assumptions and risks that may prove to be incorrect, including, without limitation, assumptions about:

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

Certain forward-looking statements contained herein and incorporated by reference concerning the Company’s business and operations are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the industry in which the Company operates which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein, the industry in which the Company operates involves risks and uncertainties and is subject to change based on various factors. Many factors could cause our actual results, level of activity, performance, achievements, future events or developments to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended March 31, 2023. In particular, you should consider the following risks that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements:

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

There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those expressly or implied expected or estimated in such statements. Shareholders and investors should not place undue reliance on forward-looking statements as the plans, intentions or expectations upon which they are based might not occur. Although the Company cautions that the foregoing list of risk factors, as well as those risk factors presented under the heading “Risk Factors” and elsewhere in this Quarterly Report, are not exhaustive, shareholders and investors should carefully consider them and the uncertainties they represent and the risks they entail. The forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. Unless otherwise indicated, forward-looking statements in this Quarterly Report describe our expectations as of the date of this Quarterly Report and, accordingly, are subject to change after such date. We do not undertake to update or revise any forward-looking statements for any reason, except as required by applicable securities laws.

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

Risks Relating to Our Accounting and Financial Policies

•
Although our consolidated financial statements have been prepared on a going concern basis, our management believes that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern.
•
We have recorded significant long-lived asset impairment charges and may be required to record additional charges to future earnings if our long-lived assets become impaired further.

Risks Relating to Our Liquidity

•
We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.
•
As a result of our failure to timely file our Quarterly Report on Form 10-K for the quarter ended March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
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
•
There is currently no established public trading market for the Warrants.
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

neptune WELLNESS SOLUTIONS inc.

For the three-month periods ended June 30, 2023 and 2022

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three-month periods ended June 30, 2023 and 2022

Financial Statements

Condensed Consolidated Interim Balance Sheets	9
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	10
Condensed Consolidated Interim Statements of Changes in Equity	11
Condensed Consolidated Interim Statements of Cash Flows	13
Notes to Condensed Consolidated Interim Financial Statements	15

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Balance Sheets

(in U.S. dollars)

		As at	As at
	Notes	June 30, 2023	March 31, 2023
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents		$1,379,875	$1,993,257
Short-term investment		17,642	17,540
Trade and other receivables		5,982,381	7,507,333
Prepaid expenses		2,249,403	1,025,969
Inventories	5	13,769,482	13,006,074
Total current assets		23,398,783	23,550,173

Property, plant and equipment	6	1,259,090	1,403,264
Operating lease right-of-use assets		1,868,773	1,941,347
Intangible assets	7	1,530,924	1,607,089
Goodwill	7	2,480,080	2,426,385
Total assets		$30,537,650	$30,928,258

Liabilities and Equity (Deficiency)

Current liabilities:
Trade and other payables		$29,486,667	$27,051,561
Current portion of operating lease liabilities		339,620	339,620
Loans and borrowings	8	9,565,115	7,538,369
Provisions	9	3,282,201	2,948,340
Liability related to warrants	10	2,352,493	3,156,254
Total current liabilities		45,026,096	41,034,144

Operating lease liabilities		1,940,174	2,017,888
Loans and borrowings	8	15,652,951	15,412,895
Other liability	13(c)	23,000	24,000
Total liabilities		62,642,221	58,488,927

Shareholders' Equity (Deficiency):
Share capital - without par value (21,822,149 shares issued and outstanding as of June 30, 2023; 11,996,387 shares issued and outstanding as of March 31, 2023)	11	323,411,029	321,946,102
Warrants	14	6,291,164	6,155,323
Additional paid-in capital		58,755,071	58,138,914
Accumulated other comprehensive loss		(14,899,175)	(14,538,830)
Deficit		(388,555,731)	(383,641,363)
Total equity (deficiency) attributable to equity holders of the Company		(14,997,642)	(11,939,854)

Non-controlling interest	12	(17,106,929)	(15,620,815)
Total shareholders' equity (deficiency)		(32,104,571)	(27,560,669)

Commitments and contingencies	16
Subsequent events	18
Total liabilities and shareholders' equity (deficiency)		$30,537,650	$30,928,258

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

		Three-month periods ended
	Notes	June 30, 2023	June 30, 2022
			Recasted
Revenue from sales, net of excise taxes of nil (2022 - $641,877 )		$10,587,154	$15,968,098
Royalty revenues		21,687	284,189
Other revenues		18,976	19,941
Total revenues	16	10,627,817	16,272,228

Cost of sales other than impairment loss on inventories		(7,817,051)	(17,671,698)
Impairment loss on inventories	5	—	(3,079,997)
Total cost of sales		(7,817,051)	(20,751,695)
Gross profit (loss)		2,810,766	(4,479,467)

Research and development expenses		(21,864)	(214,687)
Selling, general and administrative expenses		(10,041,057)	(8,968,614)
Impairment loss on assets held for sale	4	—	(815,661)
Net gain on sale of property, plant and equipment		—	85,002
Loss from operating activities		(7,252,155)	(14,393,427)

Finance income		—	1,424
Finance costs		(1,793,179)	(916,522)
Foreign exchange gain (loss)		(184,156)	1,407,285
Loss on issuance of derivatives	10	(787,985)	(2,126,955)
Gain on revaluation of derivatives	10, 15	3,616,993	9,523,700
Total other income (expense)		851,673	7,888,932
Loss before income taxes		(6,400,482)	(6,504,495)

Income tax recovery		—	—
Net loss		(6,400,482)	(6,504,495)

Other comprehensive loss
Net change in unrealized foreign currency losses on translation of net investments in foreign operations (tax effect of nil for all periods)		(360,345)	(2,791,479)
Total other comprehensive loss		(360,345)	(2,791,479)

Total comprehensive loss		$(6,760,827)	$(9,295,974)

Net loss attributable to:
Equity holders of the Company		$(4,914,368)	$(4,284,350)
Non-controlling interest	12	(1,486,114)	(2,220,145)
Net loss		$(6,400,482)	$(6,504,495)

Total comprehensive loss attributable to:
Equity holders of the Company		$(5,274,713)	$(7,075,829)
Non-controlling interest	12	(1,486,114)	(2,220,145)
Total comprehensive loss		$(6,760,827)	$(9,295,974)

Basic loss per share attributable to:
Common Shareholders of the Company	14	$(0.30)	$(0.72)

Diluted loss per share attributable to:
Common Shareholders of the Company	14	$(0.30)	$(0.72)

Basic and diluted weighted average number of common shares	14	16,197,737	5,958,266

The Company has removed certain captions compared to prior filings, as they are not required by US GAAP.

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2023		11,996,387	$321,946,102	$6,155,323	$58,138,914	$(14,538,830)	$(383,641,363)	$(11,939,854)	$(15,620,815)	$(27,560,669)

Net loss for the period		—	—	—	—	—	(4,914,368)	(4,914,368)	(1,486,114)	(6,400,482)
Other comprehensive loss for the period		—	—	—	—	(360,345)	—	(360,345)	—	(360,345)
Total comprehensive loss for the period		—	—	—	—	(360,345)	(4,914,368)	(5,274,713)	(1,486,114)	(6,760,827)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	616,157	—	—	616,157	—	616,157
Warrants exercised	11(f)	5,410,600	881,875	(881,334)	—	—	—	541	—	541
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	4,415,162	583,052	1,017,175	—	—	—	1,600,227	—	1,600,227
Total contributions by and distribution to equity holders		9,825,762	1,464,927	135,841	616,157	—	—	2,216,925	—	2,216,925

Balance as at June 30, 2023		21,822,149	$323,411,029	$6,291,164	$58,755,071	$(14,899,175)	$(388,555,731)	$(14,997,642)	$(17,106,929)	$(32,104,571)

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		5,560,829	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(4,284,350)	(4,284,350)	(2,220,145)	(6,504,495)
Other comprehensive loss for the period		—	—	—	—	(2,791,479)	—	(2,791,479)	—	(2,791,479)
Total comprehensive loss for the period		—	—	—	—	(2,791,479)	(4,284,350)	(7,075,829)	(2,220,145)	(9,295,974)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	2,706,153	—	—	2,706,153	—	2,706,153
RSUs released, net of withholding taxes	11(d), 13(b)(ii)	108,079	1,870,792	—	(2,339,931)	—	—	(469,139)	—	(469,139)
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	1,945,526	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		2,053,605	1,870,792	–	366,222	—	—	2,237,014	—	2,237,014

Balance as at June 30, 2022		7,614,434	$318,921,917	$6,079,890	$56,346,589	$(10,605,642)	$(327,466,047)	$43,276,707	$10,501,932	$53,778,639

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

		Three-month periods ended
	Notes	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss for the period		$(6,400,482)	$(6,504,495)
Adjustments:
Depreciation of property, plant and equipment		168,295	401,548
Non-cash lease expense		84,509	157,881
Amortization of intangible assets		87,792	479,209
Share-based payment	13	616,157	2,706,153
Impairment loss on inventories	5	—	3,079,997
Expected credit losses		34,543	15,000
Loss on issuance of derivatives		787,985	2,126,955
Net finance expense		1,793,179	915,098
Unrealized foreign exchange (gain) loss		184,156	(137,909)
Interest paid		(61,853)	—
Revaluation of derivatives		(3,616,993)	(9,523,700)
Impairment loss on assets held for sale	4	—	815,661
Payment of lease liabilities		(90,057)	—
Net gain on sale of property, plant and equipment		—	(85,002)
Changes in operating assets and liabilities		1,114,851	(828,526)
Net cash used in operating activities		(5,297,918)	(6,382,130)
Cash flows from investing activities:
Acquisition of property, plant and equipment		(3,745)	—
Net cash used in investing activities		(3,745)	—
Cash flows from financing activities:
Repayment of loans and borrowings		(1,000,000)	—
Net increase in loans and borrowings, net of financing fees		2,008,952	—
Gross proceeds from the issuance of shares and warrants through a Direct Offering	10	4,000,000	5,000,002
Shares and warrants issuance costs	10	(758,628)	(465,211)
Proceeds from exercise of options and pre-funded warrants	10	541	65
Net cash provided by financing activities		4,250,865	4,534,856
Foreign exchange gain (loss) on cash and cash equivalents		437,416	(647,099)
Net decrease in cash and cash equivalents		(613,382)	(2,494,373)
Cash and cash equivalents, beginning of period		1,993,257	8,726,341
Cash and cash equivalents as at June 30, 2023 and 2022		$1,379,875	$6,231,968

Cash and cash equivalents is comprised of:
Cash		$1,379,875	$6,231,968

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

Additional cash flow disclosure:

Changes in operating assets and liabilities:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Trade and other receivables	$1,431,185	$(1,416,708)
Prepaid expenses	(1,226,629)	(1,117,453)
Inventories	(879,676)	(3,002,892)
Trade and other payables	1,457,110	4,660,440
Deferred revenues	—	66,547
Provisions	333,861	57,297
Other liabilities	(1,000)	(75,757)
Changes in operating assets and liabilities	$1,114,851	$(828,526)

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

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

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the three-month period ended June 30, 2023, the Company incurred a net loss of $6.4 million and negative cash flows from operations of $5.3 million, and had an accumulated deficit of $388.6 million as of June 30, 2023. For the year ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million. Furthermore, as at June 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of its notes and while the defaults were subsequently waived (see note 8), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

2. Basis of preparation:

(a)
Accounting framework:

These condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

All assets and liabilities were reported using the same USD values as previously reported under the USD reporting currency described above. The cumulative translation account in Neptune was effectively frozen and the accumulated balance as at September 30, 2022 is carried forward. Changes in the cumulative translation account after October 1, 2022 relate to conversion of subsidiary financial statements whose functional currency is not USD. As of October 1, 2022, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification as a result of the change in functional currency and therefore were reclassified to equity on this date (see notes 11(f) and 13).

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
•
Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 13).
•
Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related contingent consideration and call option.
•
Estimating the litigation provision as it depends upon the outcome of proceedings (note 9).

3. Significant accounting policies:

These unaudited Consolidated Interim Financial Statements have been prepared in accordance U.S. GAAP and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its Annual Consolidated Financial Statements for the year ended March 31, 2023, and should be read in conjunction with and Notes thereto.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

(b)
Change in accounting principle

To be consistent with the rest of the industry in which the Company is evolving, Management has decided to reclass certain costs from Cost of sales to Selling, general and administrative expenses other than impairment loss on inventories. The change has been applied retroactively to the comparatives figures; there is no impact on the deficit and the impacts on the statement of loss and comprehensive loss are as follows:

	Previously reported	Effect of change	Recasted

Condensed consolidated interim statement of loss and comprehensive loss for the three-month period ended June 30, 2022
Cost of sales other than impairment loss on inventories	$(16,086,578)	$(1,585,120)	$(17,671,698)
Total cost of sales	(19,166,575)	(1,585,120)	(20,751,695)
Gross profit (loss)	(2,894,347)	(1,585,120)	(4,479,467)
Selling, general and administrative expenses	(10,553,734)	1,585,120	(8,968,614)
Loss from operating activities	(14,393,427)	—	(14,393,427)
Net loss	(6,504,495)	—	(6,504,495)
Total comprehensive loss	(9,295,974)	—	(9,295,974)

(c)
New standards and interpretations not yet adopted:

New standards

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company has adopted ASU 2021-08 for its fiscal year beginning April 1, 2023, and the Company’s evaluation of the impact of this adoption was immaterial on the financial statements presented.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 for its fiscal year beginning April 1, 2023, and the Company’s evaluation of the impact of adoption was immaterial on the financial statements presented.

Accounting pronouncements not yet adopted

None for the moment.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5,523,255, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. As at March 31, 2022, the fair value of the asset was remeasured to nil, generating a loss on re-measurement of $5,598,198 accounted under revaluation of derivatives for the year ended on that date. As at June 30, 2023, the fair value of the asset remains nil.

5. Inventories:

	June 30, 2023	March 31, 2023

Raw materials	$5,027,142	$5,314,450
Finished goods	8,275,324	7,360,850
Supplies and spare parts	467,016	330,774
	$13,769,482	$13,006,074

During the three-month ended June 30, 2023, the Company recorded impairment losses of $nil (2022 – $3,079,997) as a result of inventory measurements to their net realizable value. The write-down of inventories during the quarter ended June 30, 2022 was related to assets held for sale inventories that were not expected to be realized.
6. Property, plant and equipment:

During the year ended March 31, 2023, property, plant and equipment related to the Canadian cannabis asset group were classified as assets held for sale on the balance sheet (refer to note 4(b)). As indicated in note 4(b), the Cannabis related assets were written down, resulting in impairment losses of $15,346,119 for the year ended March 31, 2023, of which $815,661 was recorded during the three-month period ended June 30, 2022.

7. Goodwill and intangible assets:

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

There was no change to the fair value of the Biodroga goodwill, aside from currency translation induced changes.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	June 30, 2023	March 31, 2023

Biodroga	$2,480,080	$2,426,385
	$2,480,080	$2,426,385

8. Loans and borrowings:

June 30, 2023	March 31, 2023

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

$16,077,519	$15,622,508

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

240,263	218,517

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

535,377	496,061

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

3,161,812	3,607,116

Accounts receivable factoring facility contracted by Sprout on January 25, 2023, to which an inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna Capital Solutions LLC, was added effective April 21, 2023. The maximum available has been amended to $7.5 million, from $5.0 million previously announced on January 25, 2023. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 8% per annum. The lender was granted a security interest in Sprout's accounts receivable and inventory. The agreement will remain in effect for a 12-month period, effective January 23, 2023, and will be eligible for renewal. Neptune guaranteed the obligations of Sprout in connection with this agreement.

4,934,417	2,762,110

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

268,678	244,952

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

warrants exercisable at a price of $0.54 in connection with this promissory note. The fair value of these warrants was $37,723 (refer to note 14(f)).

	25,218,066	22,951,264
Less current portion of loans and borrowings	9,565,115	7,538,369
Loans and borrowings	$15,652,951	$15,412,895

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Waiver Agreement"), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023. The Waiver Agreement provides that the required prepayment of $2.0 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.

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

During the three-month ended June 30, 2023, interest expense of $955,890 was recognized on loans and borrowings (2022 - $250,000). In addition there was $163,355 in factoring fees and an exit fee of $138,606 for the three month period ended June 30 2023 with no corresponding amounts in the same period for 2022.

9. Provisions

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

As of June 30, 2023, a provision of $1,027,904 (March 31, 2023 - $963,808) has been recorded by the Company. During the three-month ended June 30, 2023, the Company increased the provision by $64,096 and made no payments to the Former CEO in relation to this provision. During the three-month period ended June 30, 2022, the Company increased the provision by $126,204, recorded foreign currency translation adjustments of $(11,031), and made no payments to the Former CEO in relation to this provision.

Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1 to August 5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at June 30, 2023 and March 31, 2023).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

(c)
A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the year ended March 31, 2023, the Company made aggregate payments of $515,464 to the supplier, and recorded foreign currency translation adjustments of $(63,381). The Company made the final payment on October 12, 2022. This provision was included in trade and other payables. As at June 30, 2023, the balance of this payable was nil .
(d)
On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023 the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made, on April 21, 2023 and May 4, 2023. The court has set a final approval hearing on July 28, 2023. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered. The balance of the settlement is included in trade and other payables.
(e)
As at June 30, 2023, the Company has various additional other provisions for legal fees obligations for an aggregate amount of $1,654,297 (March 31, 2023 – $1,384,532).

10. Liability related to warrants:

The Company has issued common shares, pre-funded warrants and warrants as part of its financing arrangements which are exercisable for a variable number of shares. Common shares and pre-funded warrants are classified as equity. Warrants are classified as liabilities rather than equity. As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively (see note11(f)).

On May 11, 2023, the Company announced its public offering ("May 2023 Direct Offering") of 12,121,212 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 12,121,212 common shares at a combined public offering price of $0.33 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants have an exercise price of $0.33 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. On that day, the Company issued 4,415,162 common shares and 7,706,050 pre-funded warrants, along with 12,121,212 warrants (the "May 2023 Warrants"). As of June 30, 2023, 5,410,600 common shares were issued upon exercise of pre-funded warrants, leaving 2,295,450 pre-funded warrants outstanding; none of the May 2023 Warrants have been exercised to date.

Proceeds of the $4,000,000 May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using Bi-nomial model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the three-month period ended June 30, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

In connection with the offering closed on May 15, 2023, the Company has agreed that certain existing warrants to purchase up to an aggregate of 8,423,732 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $1.62 to $11.20 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, will be amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $0.33, with expiration dates five years following the closing of the offering, with the exception of Series C Warrants to purchase up to 972,763 common shares which will expire on June 23, 2029 as currently contemplated. This amendment resulted in a loss of $787,985 on remeasurement of warrant liabilities in the first quarter of fiscal 2024.

On January 12, 2023, Neptune closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4,000,000 with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants ("January 2023 Warrants") to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. Based on the fair value of the warrants as at the date of closing, which was determined using a Binomial model, the Company recorded the full proceeds to liabilities, with an initial liability related to warrants of $338,320 for a fair value of the senior notes of $3,661,680.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Company, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5,000,002 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. When issued, the Series C Warrants and the Series D Warrants had an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance. On October 6, 2022, the Company agreed to extend the termination date of 972,763 Series C Warrants by two years.

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

The fair value of the Series C Warrants and Series D Warrants liability was determined using the Binomial model. Warrants are revalued each period-end at fair value and accounted for in the Company's profit and loss statement under “gain on revaluation of derivatives”.

Changes in the value of the liability related to the warrants for the three-month period ended June 30, 2023 and 2022 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2022	1,925,929	$5,570,530
Warrants issued during the period	3,891,052	7,126,957
Net revaluation gain		(9,523,700)
Movements in exchange rates		(5,840)
Outstanding as at June 30, 2022	5,816,981	$3,167,947

Outstanding as at March 31, 2023	11,412,770	$3,156,254
Warrants issued during the period	12,121,212	2,025,247
Net revaluation gain		(2,829,008)
Outstanding as at June 30, 2023	23,533,982	$2,352,493

The following table provides the relevant information on the outstanding warrants as at June 30, 2023:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

Series A Warrants	March 14, 2022	714,287	714,287	$0.33	May 15, 2028
Series B Warrants	March 14, 2022	714,287	714,287	$0.33	May 15, 2028
Series C Warrants	June 23, 2022	771,556	771,556	$0.33	May 15, 2028
Series C Warrants	June 23, 2022	972,763	972,763	$0.33	June 23, 2029
Series D Warrants	June 23, 2022	972,763	972,763	$0.33	May 15, 2028
Series E Warrants	October 11, 2022	2,139,038	2,139,038	$1.62	October 11, 2027
Series E Warrants	October 11, 2022	4,278,076	4,278,076	$0.33	May 15, 2028
January 2023 Warrants	January 12, 2023	850,000	850,000	$0.53	January 12, 2028
May 2023 Warrants	May 15, 2023	12,121,212	12,121,212	$0.33	May 15, 2028

		23,533,982	23,533,982	$0.45

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the three-month periods ended June 30, 2023 and 2022 is presented in the following tables:

	2020 Warrants		2021 Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Balance - beginning of period	$—	$309,769	$—	$306,704

Change in fair value to date of transfer to equity	—	(288,585)	—	(284,062)
Translation effect	—	(1,598)	—	(8,985)

Balance - end of period	$—	$19,586	$—	$13,657

	Series A Warrants		Series B Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Balance - beginning of period	$106,207	$3,270,816	$3,641	$1,683,241

Change in fair value	(32,269)	(2,862,450)	70,297	(1,608,960)
Translation effect	—	(17,994)	—	(7,900)

Balance - end of period	$73,938	$390,372	$73,938	$66,381

	Series C Warrants		Series D Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Balance - beginning of period	$494,289	$—	$153,598	$—

Warrants issued during the period	—	4,046,836	—	3,080,121
Change in fair value	(308,406)	(2,415,483)	(52,905)	(2,064,160)
Translation effect	—	17,379	—	13,258

Balance - end of period	$185,883	$1,648,732	$100,693	$1,029,219

	Series E Warrants		January 2023 Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Balance - beginning of period	$2,046,082	$—	$352,437	$—

Change in fair value	(1,461,489)	—	(273,689)	—

Balance - end of period	$584,593	$—	$78,748	$—

	May 2023 Warrants
	June 30, 2023	June 30, 2022

Balance - beginning of period	$—	$—

Warrants issued during the period	2,025,247	—
Change in fair value	(770,547)	—

Balance - end of period	$1,254,700	$—

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Share price	N/A	$1.40	N/A	$1.40
Exercise price	N/A	$78.75	N/A	$78.75
Dividend yield	N/A	—	N/A	—
Risk-free interest	N/A	2.99%	N/A	3.00%
Remaining contractual life (years)	N/A	3.32	N/A	4.14
Expected volatility	N/A	92.6%	N/A	89.2%

	Series A Warrants		Series B Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Share price	$0.15	$1.40	$0.15	$1.40
Exercise price	$0.33	$11.20	$0.33	$11.20
Dividend yield	—	—	—	—
Risk-free interest	4.15%	3.01%	4.15%	2.83%
Remaining contractual life (years)	4.88	5.21	4.88	1.21
Expected volatility	110.6%	85.4%	110.6%	96.4%

	Series C Warrants		Series D Warrants
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Share price	$0.15	$1.40	$0.15	$1.40
Exercise price	$0.33	$2.32	$0.33	$2.32
Dividend yield	—	—	—	—
Weighted average risk-free interest	4.10%	3.01%	4.15%	2.92%
Weighted average remaining contractual life (years)	5.50	4.98	4.88	1.98
Weighted average expected volatility	107.7%	86.3%	110.6%	93.5%

	Series E Warrants		January 2023 Warrants
	June 30, 2023	October 11, 2022 (Grant date)	June 30, 2023	January 12, 2023 (Grant date)

Share price	$0.15	$1.54	$0.15	$0.53
Weighted average exercise price	$0.76	$1.62	$0.53	$0.53
Dividend yield	—	—	—	—
Weighted average risk-free interest	4.19%	4.14%	4.21%	3.53%
Weighted average remaining contractual life (years)	4.68	5.00	4.54	5.00
Weighted average expected volatility	112.2%	90.4%	113.4%	98.2%

	May 2023 Warrants
	June 30, 2023	May 15, 2023 (Grant date)

Share price	$0.15	$0.22
Exercise price	$0.33	$0.33
Dividend yield	—	—
Risk-free interest	4.15%	3.46%
Remaining contractual life (years)	4.88	5.00
Expected volatility	110.6%	110.9%

The Company measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs. The Company uses the historical volatility of the underlying share to establish the expected volatility of the warrants. An increase or decrease in this assumption to estimate the fair values using the Binomial model option pricing model would result in an increase or a decrease in the fair value of the instruments, respectively.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

11. Capital and other components of equity:

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

All issued shares are fully paid.

(b)
Share options exercised:

During the three-month periods ended June 30, 2023 and 2022, Neptune issued no common shares of the Company upon exercise of stock options.

(c)
DSUs released:

During the three-month periods ended June 30, 2023 and 2022 , Neptune issued no common shares of the Company for the release of DSUs to former and current members of the Board of Directors.

(d)
RSUs released:

During the three-month period ended June 30, 2023, Neptune issued no common shares of the Company for RSUs released to the CEO as part of his employment agreement.

During the three-month period ended June 30, 2022, Neptune issued 108,079 common shares of the Company to the CEO as part of his employment agreement at a weighted average price of $8.74 per common share. The Corporation did not issue an additional 68,697 RSUs since withholding taxes of $469,139 were to be paid pursuant to the issuance of the common shares.

(e)
Restricted shares:

During the three-month periods ended June 30, 2023 and 2022, Neptune issued no restricted common shares of the Company to employees.

(f)
Warrants:

As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively. The reclassification did not impact the net earnings for the period.

On May 15, 2023, as part of the May 2023 Direct Offering described under note 10, Neptune issued 4,415,162 common shares and 7,706,050 pre-funded warrants (“Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and were exercisable commencing on the Closing Date, and are to terminate when such Pre-Funded Warrants would be exercised in full. As of June 30, 2023, 5,410,600 common shares were issued upon exercise of pre-funded warrants for $541, leaving 2,295,450 Pre-Funded Warrants outstanding.

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

On June 23, 2022, as part of the June 2022 Direct Offering described under note 10, Neptune issued a total of 645,526 pre-funded warrants (“June 2022 Pre-Funded Warrants”), with each June 2022 Pre-Funded Warrant exercisable for one Common Share. The June 2022 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.001 and were exercisable commencing on the Closing Date, and were to terminate when such June 2022 Pre-Funded Warrants would be exercised in full. The June 2022 Pre-funded warrants were fully exercised on June 24, 2022 for $65.

Changes in the value of equity related to the warrants were as follows:

	June 30, 2023		June 30, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2023 and 2022	$123.11	784,895	$325.34	176,429
Issued	0.0001	7,706,050	0.0001	645,526
Exercised	0.1629	(5,410,600)	0.0001	(645,526)
Warrants outstanding at June 30, 2023 and June 30, 2022	$31.37	3,080,345	$325.34	176,429

Warrants exercisable at June 30, 2023 and June 30, 2022	$31.37	3,080,345	$325.34	176,429

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

Warrants of the Company classified as equity are composed of the following as at June 30, 2023 and March 31, 2023:

			June 30, 2023			March 31, 2023
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	$1,630,210	57,143	57,143	$1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
2020 Warrants (iii)	300,926	300,926	19,058	300,926	300,926	19,058
2021 Warrants (iv)	196,429	196,429	18,652	196,429	196,429	18,652
March 2023 Warrants	111,111	111,111	37,723	111,111	111,111	37,723
Pre-Funded Warrants	2,295,450	2,295,450	135,841	—	—	—
	3,080,345	3,080,345	$6,291,164	784,895	784,895	$6,155,323
(i)
During the year ended March 31, 2020, Neptune granted 57,143 warrants (“Warrants IFF”) with an exercise price of $420.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vested proportionally to the services rendered. The Warrants IFF fully vested in fiscal year ended March 31, 2022 and as such no expense was recognized in relation to those instruments since then.
(ii)
During the year ended March 31, 2020, Neptune granted 119,286 warrants (“Warrants AMI”) with an exercise price of $280.00 with 85,715 expiring on October 3, 2024 and 33,572 expiring on February 5, 2025. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. The Warrants AMI fully vested in fiscal year ended March 31, 2021 and as such no expense was recognized in relation to those instruments since then.
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

(h)
Direct Offerings:

On May 15, 2023, Neptune issued a total of 7,706,050 pre-funded warrants (“Pre-Funded Warrants”), along with 4,415,162 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 12,121,212 May 2023 Warrants (the "May 2023 Warrants"). Each of the May 2023 Warrant is exercisable for one common share. Each of the common shares and Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $0.33, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The May 2023 Warrants have an exercise price of $0.33 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. The Pre-Funded Warrants were exercised in part during the three-month period ended June 30, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

On June 23, 2022, Neptune issued a total of 645,526 pre-funded warrants (“Pre-Funded Warrants”), along with 1,300,000 common shares of the Company, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 1,945,526 Series C Warrants (the "Series C Warrants"), and 1,945,526 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $2.57, for aggregate gross proceeds of $5,000,002 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $2.32 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance. On October 6, 2022, the Company agreed to extend the termination date of 972,763 Series C Warrants by two years. Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrants exceeded the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. The Company is in need of financing to be able to continue its activities as described in note 1. The Pre-Funded Warrants were exercised in full on June 24, 2022 for gross proceeds of $65. Total issue costs related to this private placement of $465,211, were recorded under finance costs. During the month of August 2022, a total of 201,207 Series C Warrants and 972,763 Series D Warrants were exercised at $2.32 each in cashless transactions, which resulted in an aggregate total of 384,446 shares being issued for an aggregate value of $1,769,000.

12. Non-controlling interest:

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended
	June 30, 2023	June 30, 2022
		Recasted
Revenue from contracts with customers	$8,371,799	$8,157,597
Cost of sales	(6,218,218)	(8,312,289)
Selling, general and administrative expenses	(4,284,538)	(3,755,529)
Finance costs	(847,228)	(538,967)
Loss before tax	(2,978,185)	(4,449,188)
Income tax recovery	—	—
Net loss	(2,978,185)	(4,449,188)
Total comprehensive loss	(2,978,185)	(4,449,188)
Loss attributable to the subsidiary's non-controlling interest	(1,486,114)	(2,220,145)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(1,486,114)	$(2,220,145)

Summarized statement of balance sheets:

	June 30, 2023	March 31, 2023
Current assets	$13,948,678	12,382,450
Non-current assets	7,907	9,788
Current liabilities	17,331,180	12,938,219
Non-current liabilities	35,939,317	35,789,746
Total equity (deficiency)	(39,313,912)	(36,335,727)
Attributable to:
Equity holders of the Company	$(22,206,983)	$(20,714,912)
Non-controlling interest	(17,106,929)	(15,620,815)

Summarized statement of cash flow:

	Three-month period ended
	June 30, 2023	June 30, 2022
Cash flow used in operating activities	$(1,564,777)	$(2,082,940)
Cash flow provided by investing activities	—	—
Cash flow provided by financing activities	1,890,654	648,022
Net increase (decrease) in cash and cash equivalents	$325,877	$(1,434,918)
(1) Cash flow from financing activities is partially provided through intercompany advances.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

13. Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of $616,157 were recognized on equity share based awards and expenses of nil on liability-based awards in the consolidated statement of loss and comprehensive loss for the three-month period ended June 30, 2023 (2022 - $2,706,153 for equity-based awards and $3,154,328 for liability-based awards).

As at June 30, 2023, the Company had the following share-based payment arrangements:

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

The number and weighted average exercise prices of stock options are as follows:

	2023		2022
	Weighted		Weighted
	average		average
	exercise	Number of	exercise	Number of
	price	options	price	options

Options outstanding at April 1st, 2023 and 2022	$18.23	417,333	$37.41	306,321
Forfeited/Cancelled	—	—	10.60	(14,286)
Expired	—	—	36.98	(1,094)
Options outstanding at June 30, 2023 and 2022	$18.23	417,333	$36.98	290,941

Options exercisable at June 30, 2023 and 2022	$20.47	274,248	$56.82	106,476

				June 30, 2023

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$1.55 - $1.60	4.13	115,715	38,095	$1.55
$1.61 - $6.07	4.24	114,000	114,000	1.64
$6.08 - $22.40	3.61	20,716	6,908	11.10
$22.41 - $28.23	3.12	85,715	57,144	25.55
$28.24 - $160.91	5.74	81,187	58,101	65.94
	4.24	417,333	274,248	$20.47

The weighted average fair value of the options granted to employees during the three-month period ended June 30, 2023 was nil (2022 - $1.59). No options were granted by the Company to non-employees during the three-month periods ended June 30, 2023 and 2022.

Stock-based compensation recognized under this plan amounted to $148,929 for the three-month period ended June 30, 2023 (2022 - $480,411). Unrecognized compensation cost at June 30, 2023 is $147,458, with a weighted average period remaining of 0.83 years (2022 - $918,873 with a weighted average period remaining of 1.18 years).

(ii)
Non-market performance options:

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $4.43 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date). None of these non-market performance options have vested as at June 30, 2023. These options were not exercisable as at June 30, 2023 and 2022.

No stock-based compensation expense was recognized during the three-month periods ended June 30, 2023 and 2022.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

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

The number and weighted average exercise prices of market performance options are as follows:

		2023			2022
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2023 and 2022		$155.05	157,142	$155.05	157,142
Options outstanding at June 30, 2023 and 2022		$155.05	157,142	$155.05	157,142

Options exercisable at June 30, 2023 and 2022		$155.05	21,429	$155.05	21,429

Stock-based compensation recognized under this plan amounted to $467,228 and $601,034 respectively for the three-month periods ended June 30, 2023 and 2022. Unrecognized compensation cost at June 30, 2023 is $8,599,502 with a weighted average period remaining of 6.26 years (2022 - $11,188,736 with a weighted average period remaining of 7.26 years).

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

(i)
Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2023 and 2022		$66.45	4,308	$66.45	6,468
DSUs outstanding at June 30, 2023 and 2022		$66.45	4,308	$66.45	6,468

DSUs exercisable at June 30, 2023 and 2022		$66.45	4,308	$39.93	3,531

Of the 4,308 DSUs outstanding as at June 30, 2023 (2022 – 6,468), no DSUs vested during the three-month period ended June 30, 2023 upon services to be rendered during a period of twelve months from date of grant (2022 – 1,944). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $nil and $9,194 respectively for the three-month periods ended June 30, 2023 and 2022. Unrecognized compensation cost of nil as at June 30, 2023 ($2,939 unrecognized compensation cost as at June 30, 2022 with a weighted average period remaining of nil years).

(ii)
Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal installments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the three-month period ended June 30, 2023 was nil per unit (2022 - $6.83).

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2023 and 2022		$60.04	2,789	$59.75	25,038
Granted		—	—	6.83	174,579
Released through the issuance of common shares	11(d)	—	—	8.74	(108,079)
Withheld as payment of withholding taxes	11(d)	—	—	5.31	(68,698)
RSUs outstanding at June 30, 2023 and 2022		$60.04	2,789	$50.57	22,840

Stock-based compensation recognized under this plan amounted to nil and $1,615,514 respectively for the three-month periods ended June 30, 2023 and 2022. Unrecognized compensation cost at June 30, 2023 is nil (2022 - $142,141 unrecognized compensation cost with a weighted average remaining life of 1.55 years).

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

The balance of the liability accrual to the CEO is $8,587 (including withholding taxes) as at June 30, 2023, in trade and other payables. The revaluation of the liability amounted to gain of $8,587 for the three-month period ended June 30, 2023 and was recorded into selling, general and administrative expenses (2022 – a gain of $3,154,328). During the three-month period ended June 30, 2023, settlements in RSUs were $nil (2022 - 1,187,221). The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)
Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at June 30, 2023, the liability related to this long-term incentive of $23,000 ($24,000 as at March 31, 2023) is presented in Other liability in the consolidated balance sheets. During the three-month period ended June 30, 2023, a recovery of $1,000 (2022 - a recovery of $75,757) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss.
14. Loss per share:

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

The Company’s capital structure includes securities that participate with shares on a one-for-one basis for distribution of dividends. The following classes of warrants are considered participating securities as they are entitled to participate in dividend distributions alongside equity holders for which the two-class method is applied in computing earnings per share: Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, 2020 Warrants, 2021 Warrants, January 2023 Warrants, May 2023 Warrants and Pre-Funded Warrants. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method. The issued and unexercised liability and equity classified warrants do not participate in losses of the Company, thus an allocation of losses is not performed when the Company is in a loss position.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

More specifically, the breakdown between participating and non-participating warrants is as follows:

Reference	Number of warrants outstanding	Number of participating warrants	Number of non-participating warrants

Series A Warrants	714,287	714,287	—
Series B Warrants	714,287	714,287	—
Series C Warrants	1,744,319	1,744,319	—
Series D Warrants	972,763	972,763	—
Series E Warrants	6,417,114	6,417,114	—
January 2023 Warrants	850,000	850,000	—
May 2023 Warrants	12,121,212	12,121,212	—
Warrants classified as liability	23,533,982	23,533,982	—

Warrants IFF	57,143	—	57,143
Warrants AMI	119,286	—	119,286
2020 Warrants	300,926	300,926	—
2021 Warrants	196,429	196,429	—
March 2023 Warrants	111,111	—	111,111
Pre-Funded Warrants	2,295,450	2,295,450	—
Warrants classified as equity	3,080,345	2,792,805	287,540

	26,614,327	26,326,787	287,540

For the three-month periods ended June 30, 2023 and 2022, the Company has a net loss, and therefore, the basic and dilutive loss per share is calculated as follows:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Net loss attributed to equity holders	$(4,914,368)	$(4,284,350)
Basic and dilutive loss attributed to common shareholders	$(4,914,368)	$(4,284,350)

Basic and dilutive weighted-average number of common shares outstanding	16,197,737	5,958,266

Net loss per share attributable to common shareholders of the Company:
Basic and dilutive loss per share	$(0.30)	$(0.72)

The following table summarizes outstanding securities not included in the computation of diluted net income (loss) per share as the effect would have been anti-dilutive for each respective period.

	Three-month periods ended
Securities	June 30, 2023	June 30, 2022

Options, RSU's, DSU's	681,572	577,391
Warrants	24,318,877	5,993,410

15. Fair-value:

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and March 31, 2023:

		June 30, 2023
	Notes	Level 1	Level 2	Level 3	Total

Assets
Other financial assets - Sprout Call Option	4	–	–	–	–
Total		$—	$—	$—	$—

Liabilities
Liability related to warrants	10	$—	$—	$2,352,493	$2,352,493
Other liability	13(c)	–	–	23,000	23,000
Total		$—	$—	$2,375,493	$2,375,493

		March 31, 2023
	Notes	Level 1	Level 2	Level 3	Total

Assets
Other financial assets - Sprout Call Option	4	–	–	–	–
Total		$—	$—	$—	$—

Liabilities
Liability related to warrants	10	$—	$—	$3,156,254	$3,156,254
Other liability	13(c)	–	–	24,000	24,000
Total		$—	$—	$3,180,254	$3,180,254

The liabilities related to warrants were recorded at their fair value using a Binomial pricing model. Warrants are revalued each period end at fair value through profit and loss using level 3 inputs (note 10).

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

Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. The total consideration payable for the additional shares (“Call Shares”) upon the exercise of the Call Option and the closing of Neptune's acquisition of the Call Shares would be based on multiples per the contract of 3.0x for revenues and 15.0x for EBITDA, weighted at 50% each. On March 31, 2022, the Call option was measured to a nil value resulting in a loss on revaluation of derivatives of $5,598,198 for the year ended March 31, 2022. There was no change in value of the Call Option since then. The measurement is based on level 3 inputs.

16. Commitments and contingencies:

(a)
Commitments:
(i)
On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $360,817. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive. Following the divesture of the Cannabis business, the Company has forfeited its exclusivity on the cannabis portion of the license agreement.
(ii)
On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $1,027,904 for royalty payments has been recognized as of June 30, 2023 ($963,808 as at March 31, 2023). Refer to note 9.
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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

(iv)
On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. On October 21, 2022, the Company announced that it had agreed to settle and resolve the lawsuit for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023, the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made. The court will hold a final approval hearing in the upcoming days. Neptune intends to pay the balance of the settlement in securities worth $2,750,000 within 31 days after the Final Approval Order is entered.

(b) Contingencies:

In the normal course of business, the Company is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $600,000 has been recognized for this case as at June 30, 2023 ($600,000 as at March 31, 2023).
(ii)
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
(iii)
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

For the three-month periods ended June 30, 2023 and 2022

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

17. Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level.

a)
Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Canada	$3,800,979	$5,056,502
United States	6,805,151	10,931,537
Other countries	21,687	284,189
	$10,627,817	$16,272,228

Long-lived assets of the Company are located in the following geographical location:

	June 30, 2023	March 31, 2023
Canada	$223,881	$250,921
United States	1,035,209	1,152,343
Total property, plant and equipment	$1,259,090	$1,403,264

	June 30, 2023	March 31, 2023
Canada	$1,530,924	$1,607,089
Total intangible assets	$1,530,924	$1,607,089

	June 30, 2023	March 31, 2023
Canada	$2,480,080	$2,426,385
Total goodwill	$2,480,080	$2,426,385

b)
Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time as follows:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Nutraceutical products	$2,215,355	$5,126,114
Cannabis and hemp products	—	2,699,970
Food and beverages products	8,371,799	8,142,014
	$10,587,154	$15,968,098

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

18. Subsequent events:

On July 31, 2023, the Company filed a preliminary prospectus on Form S-1 to raise additional funds. We plan to use the proceeds of the offering, after repayment of debt, for general corporate purposes, including working capital. The principal reasons for this offering are to increase our working capital and to provide capital for general corporate purposes.

On August 4, 2023, the Company announced the promotion of Lisa Gainsborg, currently Neptune's Financial Controller, to Interim Chief Financial Officer, effective immediately, replacing Raymond Silcock who has resigned for personal reasons.

On August 7, 2023, the Company announced that its Board of Directors has initiated Phase II of a comprehensive review and evaluation of strategic options for the Company to unlock and maximize shareholder value. This phase will encompass consideration of all available strategic business and financial alternatives, which may include, but is not limited to, the monetization of assets, strategic partnerships, and/or the acquisition of the remaining parts of Sprout Organics through an equity/debt transaction.

On August 16, 2023, the Company entered into a Summary Restructuring Term Sheet with NH Expansion Credit Fund Holdings L.P. ("MSEC"), which provides the Company with an option to exchange its existing Sprout debt for Sprout equity, on or prior to November 13, 2023 (the "Exchange"). The Exchange would be subject to the execution of definitive agreements and receipt of required consents. The term sheet further provides for amendments to other Sprout debts promissory notes in the event that the Exchange is consummated, including that such promissory notes would have their maturity date extended to June 30, 2025 and the termination of the guarantee currently provided by the Company. The term sheet further specifies certain as well as terms governing a transaction that, if consummated, would result in Sprout becoming an independent trading entity.

On August 16, 2023, Sprout entered into an amendment to the Inventory Finance Rider to Invoice Purchase and Security Agreement with Alterna Capital Solutions, LLC that provides that advances may be made upon request in an aggregate amount not to exceed the lesser of (i) fifty (50%) of Eligible Inventory (as defined in Section 2.7 of the Inventory Finance Rider) valued at the lower of cost or market value or (ii) seventy-five (75%) of the net orderly liquidation value of the Eligible Inventory; provided, however, beginning August 21, 2023 through January 31, 2024, advances against Eligible Inventory shall at no time exceed one hundred percent (100%) of all total outstanding Eligible Purchased Accounts multiplied by the Advance Rate, plus (b) the Balance Subject to Funds Usage Daily Fee. From and after February 1, 2024, the Advances against Eligible Inventory shall at no time exceed seventy-five (75%) of all total outstanding Eligible Purchased Accounts multiplied by the Advance Rate, plus (b) the Balance Subject to Funds Usage Daily Fee. At the same time, Sprout executed an overadvance rider to the invoice Purchase and Security Agreement with Alterna Capital Solutions, LLC, providing for the overadvance of up to $600,000, which will carry a rate of prime plus 9.5%, but not less then 18.00% per annum. The overadvance amount will be due on November 20, 2023.

In July 2023 and August 2023, one investor exercised all of its pre-funded warrants to purchase common shares of Neptune, resulting in the issuance of 2,295,450 common shares of the Company. The warrants were issued in connection with the May 2023 Direct Offering and exercise price of the pre-funded warrants was nominal.

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

On August 7, 2023, the Company announced that its Board of Directors (the "Board") has initiated Phase II of a comprehensive review and evaluation of strategic options for the Company to unlock and maximize shareholder value. This phase will encompass consideration of all available strategic business and financial alternatives, which may include, but is not limited to, the monetization of assets, strategic partnerships, and/or the acquisition of the remaining parts of Sprout Organics through an equity/debt transaction. In 2021, we embarked on Phase I of our strategic review, a phase centered around streamlining our operations, maximizing resources, and realizing annualized cost savings. An essential part of this was the strategic divestiture and disposal of non-core assets to set the stage for our long-term goals. While we made significant strides, we recognize there's more to be accomplished. The Board and management deem it prudent to promptly commence the next phase of our strategic review process. Phase I of our strategic review was focused on building a strong foundation from which Neptune will be positioned to stabilize and grow into a pure-play CPG company. Our decision to formally commence Phase II of this strategic review reflects our commitment to rebuilding and enhancing shareholder value. We believe that this comprehensive evaluation of our strategic options acts as the first step toward allowing us to fully leverage our assets and deliver value for all our key stakeholders, including shareholders, customers, partners, and employees.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Liquidity and Going Concern

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses. There is substantial doubt about our ability to continue as a going concern. As of August 17, 2023, we had approximately $1.9 million in cash and cash equivalents. We believe our current cash position will be sufficient to operate our business for approximately 2 months under our current business plan. In addition, we are pursuing several cash generating transactions as well as planning for further expense reductions. There can be no assurance that any cash generating transaction will be completed or that our expense reductions measures will be sufficient to allow as to continue operating our business. We need substantial additional funding to continue operating our business. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. We may have to liquidate our assets in the very near term if additional funding is not received in the upcoming months.

Our management has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the issuance date of our latest financial statements, which substantial doubt continues to exist.

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into multiple agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022, March 2022 and May 2023. We also issued promissory notes in July 2022, November 2022 and January 2023, and entered into an accounts receivable factoring facility in January 2023, to which an inventory financing was added, effective April 21, 2023. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term.

Closing of a $4,000,000 Registered Direct Offering

On May 11, 2023, the Company announced the pricing of its public offering of 12,121,212 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 12,121,212 common shares at a combined public offering price of $0.33 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants have an exercise price of $0.33 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. The Company has used the proceeds of the offering, after repayment of debt, for general corporate purposes. Refer to the Use of Proceeds disclosures in the Financial section of the MD&A. While the Company does not currently have any agreement with respect to an acquisition, the Company intends to evaluate potential opportunities and could use proceeds of the offering to invest in one or more complementary businesses. The principal reasons for this offering are to increase the Company's working capital, improve its ability to access the capital markets in the future, and to provide capital for general corporate purposes.

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

Extended maturity for the Existing Secured Promissory Note from MSEC

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

Inventory Financing

On May 10, 2023, Neptune announced that Sprout has secured inventory financing through an Invoice Purchase and Security Agreement partnership with Alterna Capital Solutions LLC, effective April 21, 2023, in addition to the accounts receivable factoring facility that is already in place since January 25, 2023. The inventory line will provide Sprout with working capital. The maximum available has been amended to $7.5 million, from $5.0 million previously announced accounts receivable factoring facility.

Waiver Agreement

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the “Waiver Agreement”), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023. The Waiver Agreement provides that the required prepayment of $2.0 million (the “Mandatory Prepayment”), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023, which was effectively filed on July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT CORPORATE DEVELOPMENTS

Change in Management

On August 4, 2023, the Company announced the promotion of Lisa Gainsborg, currently Neptune's Financial Controller, to Interim Chief Financial Officer, effective immediately, replacing Raymond Silcock who has resigned for personal reasons. Ms. Gainsborg possesses significant experience and knowledge of accounting and finance across both public and private companies, with background in financial statement preparation, Securities and Exchange Commission reporting, Sarbanes-Oxley compliance, the creation of accounting and reporting controls and procedures, and experience with developing enterprise resource planning systems.

Change in Auditors

On May 25, 2023, the Audit Committee and Board of Directors of the Company approved the engagement of Berkowitz Pollack Brant Advisors + CPAs (“BPB”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending March 31, 2024. Accordingly, KPMG LLP (“KPMG”), which was previously serving as the Company's independent auditors, were informed that they will be dismissed upon completion of their audit of the Company's consolidated financial statements as of and for the year ended March 31, 2023 and the issuance of their report thereon. The engagement of BPB is subject to the approval of the shareholders at the next Annual General Meeting.

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

On July 21, 2023, the Company announced that it has received a letter from the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, based on the reported stockholders' equity of Neptune as reported in its recent Annual Report on Form 10-K, the Company does not meet the minimum stockholders' equity requirement for continued listing on the Nasdaq Capital Market under the equity criteria under Nasdaq Listing Rule 5550(b)(1) stating listed companies must maintain stockholders' equity of at least $2,500,000. The Nasdaq notification letter has no immediate effect on the Company's business operations or the listing of the Company's common shares, and they will continue to trade on the Nasdaq Capital Market under the symbol "NEPT". Pursuant to the Nasdaq Listing Rule 5550(b)(1) the Company has 45 calendar days, or until September 5, 2023 , to submit a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of 180 calendar days from the date of the letter to evidence compliance. The Company intends to regain compliance within the applicable compliance period and is currently working on a plan to submit to Nasdaq.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended
	June 30, 2023	June 30, 2022
		Recasted
	$	$
Total revenues	10.628	16.272
Adjusted EBITDA[1]	(7.267)	(11.351)
Net loss	(6.400)	(6.504)
Net loss attributable to equity holders of the Company	(4.914)	(4.284)
Net loss attributable to non-controlling interest	(1.486)	(2.220)
Basic and diluted loss per share	(0.30)	(0.72)
Basic and diluted loss attributable to common shareholders of the Company	(0.30)	(0.72)

	As at June 30, 2023	As at March 31, 2023	As at March 31, 2022
	$	$	$
Total assets	30.538	30.928	104.955
Working capital[2]	(21.627)	(17.484)	7.071
Non-current financial liabilities	17.616	17.455	13.800
(Deficiency) equity attributable to equity holders of the Company	(14.998)	(11.940)	48.116
(Deficiency) equity attributable to non-controlling interest	(17.107)	(15.621)	12.722

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

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at June 30, 2023, March 31, 2023 and March 31, 2022 were $23.399, $23.550 and $37.388 respectively, and current liabilities as at June 30, 2023, March 31, 2023 and March 31, 2022 were $45.026, $41.034 and $30.317 respectively.

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended
	June 30, 2023	June 30, 2022
		Recasted

Net loss for the period	$(6.400)	$(6.504)
Add (deduct):
Depreciation and amortization	0.341	1.039
Revaluation of derivatives	(3.617)	(9.524)
Net finance costs	1.793	1.635
Equity classified stock-based compensation	0.616	1.187
Impairment loss on long-lived assets	—	0.816
Adjusted EBITDA[1]	$(7.267)	$(11.351)

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

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended
	June 30, 2023	June 30, 2022
	Total Revenues	Total Revenues

Canada	$3.801	$5.056
United States	6.805	10.932
Other countries	0.022	0.284
	$10.628	$16.272

The Company’s property plant and equipment, intangible assets, goodwill and assets held for sale are attributed to geographical locations based on the location of the assets.

			As at
			June 30, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.224	$2.480	$1.531
United States	1.035	—	—
Total	$1.259	$2.480	$1.531

			As at
			March 31, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.251	$2.426	$1.607
United States	1.152	—	—
Total	$1.403	$2.426	$1.607

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS ANALYSIS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

three-month period ended June 30, 2023 compared to June 30, 2022

	For the three-month period ended		Changes
	June 30, 2023	June 30, 2022	Changes in $	Changes in %
		Recasted
Total revenues	$10.628	$16.272	(5.644)	-34.7%
Total cost of sales	(7.817)	(20.752)	12.935	62.3%
Gross profit (loss)	2.811	(4.480)	7.291	162.7%
Gross profit (loss) margin	26.4%	-27.5%	54.0%	-196.1%

Research and development expenses, net of tax credits and grants	(0.022)	(0.215)	0.193	89.8%
Selling, general and administrative expenses	(10.041)	(8.967)	(1.074)	-12.0%
Impairment losses	—	(0.816)	0.816	100.0%
Other elements from the operating loss	—	0.085	(0.085)	-100.0%
Loss from operating activities	(7.252)	(14.393)	7.141	49.6%

Net finance costs	(1.793)	(0.915)	(0.878)	-96.0%
Foreign exchange gain (loss)	(0.184)	1.407	(1.591)	-113.1%
Gain on issuance and change in fair value of derivatives	2.829	7.397	(4.568)	-61.8%
	0.852	7.889	(7.037)	-89.2%
Loss before income taxes	(6.400)	(6.504)	0.104	1.6%

Income tax recovery	—	—	—	0.0%
Net loss	(6.400)	(6.504)	0.104	1.6%

Adjusted EBIDTA	(7.267)	(11.351)	4.084	36.0%

Revenues

Total consolidated revenues for the three-month period ended June 30, 2023 amounted to $10.6 million representing a decrease by $5.6 million or 35% compared to $16.3 million for the three-month period ended June 30, 2022.

Food and beverages revenues represented an increase of $0.2 million or 2% in comparison to the quarter ended June 30, 2022, resulting from Sprout’s extended distribution in all 50 U.S. states and Canada. As for Neutraceuticals revenues, there was a decrease of $2.9 million or 57% when compared to the same period the prior year due to timing as Nutraceutical B2B sales are not quarterly linear. In addition, there was a decrease of $2.7 million or 100% in Cannabis revenues from the now-divested Cannabis business.

Geographic Revenues

From a geographic point of view, revenues for the current quarter decreased by $1.3 million or 25% in Canada, decreased by $4.1 million or 38% in the United States and decreased by $0.263 million or 92% for other countries (all royalty revenues) compared to the quarter ended June 30, 2022.

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

The consolidated gross profit (loss) for the three-month period ended June 30, 2023 amounted to $2.8 million compared to $(4.5) million for the three-month period ended June 30, 2022, an improvement of $7.3 million or 163%.

This change is due to a decrease in revenues of $5.6 million offset by a reduction in cost of sales of $12.9 million. This improvement to the Gross profit was attributable to the increase in food and beverage revenues, the divestiture of the cannabis business and cost cutting measures, offset by the decrease in neutraceutical revenues due to timing of customer orders

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin Percentage

For the three-month periods ended June 30, 2023 and 2022, the consolidated gross margin went from (27.5)% in 2022 to 26.4% in 2023, an increase of 54.0 basis points.

Research and Development (“R&D”) Expenses

For the quarter ended June 30, 2023, the consolidated R&D expenses amounted to $0.0 million, compared to $0.2 million for the quarter ended June 30, 2022, a decrease by $0.2 million or 90%, as most of the R&D expenses used to be in the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the quarter ended June 30, 2023 amounted to $10.0 million compared to $9.0 million for the same period the prior year, an increase by $1.1 million or 12% primarily due to the increase in consulting expenses and accounting fees related to the filing of the 10K.

Impairment losses

Aggregate impairment losses amounted to $0.0 million compared to $0.8 million for the same period last year, decrease of $0.8 million or 100%. There was no impairment losses for the current period.

Finance costs

Net finance costs, foreign exchange and loss on issuance of derivatives amounted to a gain of $0.9 million for the quarter ended June 30, 2023, compared to a gain of $7.9 million for the three-month period ended June 30, 2022, a decrease of $7 million or 89% for the quarter ended June 30, 2023. The variation for this period is mainly attributable to the increase in interest expense on the Company’s financing facilities, the reduction in the gain on revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

Income tax expense (recovery) was nil for the three-month periods ended June 30, 2023 and 2022. As entities are in carry forward loss positions, there is no impact to income taxes for the quarter.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss decreased by $4.1 million or 36% for the quarter ended June 30, 2023 to an Adjusted EBITDA loss of $7.3 million compared to $11.4 million for the quarter ended June 30, 2022. The decrease in Adjusted EBITDA loss for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was driven by an improvement in loss from operating activities of $7.1 million, offset by a reduction of impairment losses of $.8 million and an addback of SG&A expenses including depreciation, equity classified stock-based compensation, non-employee compensation related to warrants of $2.2 million.

Net loss

For the quarter ended June 30, 2023, the net loss amounted to $6.4 million compared to $6.5 million for the quarter ended June 30, 2022, a decrease by $0.1 million or 2%. was driven by the increase in gross profit of $7.3 million, the decrease in R&D expenses of $0.2 million the reduction in impairment losses of $0.8 million offset by the increase in SG&A expenses of $1.1 million, increase in finance costs of $0.9 million, foreign exchange loss of $1.6 million and gain on the fair value of derivatives of $4.6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the three-month periods ended June 30, 2023 and 2022, in millions of dollars, was as follows:

	Three-month periods ended
	June 30,	June 30,
	2023	2022

Sources:
Proceeds from the issuance of shares and warrants through a Direct Offering	$4.000	$5.000
Proceeds from exercise of options and pre-funded warrants	0.001	—
Increase in loans and borrowings	2.009	—
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.437	—
	6.447	5.000

Uses:
Acquisition of property, plant and equipment	0.004	—
Repayment of loans and borrowings	1.000	—
Costs of issuance of shares and warrants	0.759	0.465
Foreign exchange loss on cash and cash equivalents held in foreign currencies	—	0.647
Cash flows used in operating activities	5.298	6.382
	7.061	7.494

Net cash outflows	$(0.614)	$(2.494)

Sources of Funds

For the three-month period ended June 30, 2023, the increase in loans and borrowings, net of repayments, was $2.0 million and proceeds from a Direct Offering were of $4.0 million. The proceeds were mainly used for operating activities, primarily inventory procurement, salaries and professional fees. For the three-month period ended June 30, 2022, gross proceeds of $5.0 million were raised from a Direct Offering with $6.4 million of cash being used for operating activities and an additional $1.1 million for other purposes, bringing net cash outflows in the period to $2.5 million.

Direct Offerings

On May 15, 2023, Neptune issued a total of 7,706,050 pre-funded warrants (“Pre-Funded Warrants”), along with 4,415,162 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 12,121,212 May 2023 Warrants (the "May 2023 Warrants"). Each of the May 2023 Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $0.33, for aggregate gross proceeds of $4.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The May 2023 Warrants have an exercise price of $0.33 per share and can be exercised for a period of 5 years from the date of issuance. The Pre-Funded Warrants were exercised in part during the three-month ended June 30, 2023 for gross proceeds of $541.

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

CAPITAL RESOURCES

Liquidity position

As at June 30, 2023, the Company’s liquidity position, consisting of cash and cash equivalents, was $1.4 million. Furthermore, as at June 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for approximately 2 months under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

Liquidity and Capital Resources

Cash flows and financial condition for the three-month periods ended June 30, 2023 and 2022

Summary

As at June 30, 2023, cash and cash equivalent totaled $1.4 million, a decrease of $0.6 million or 31% compared to cash and cash equivalents totaling $2.0 million as at June 30, 2022.

Operating activities

During the three-month period ended June 30, 2023 our operating activities used cash of $5.3 million compared to $6.4 million in the three-month period ended June 30, 2022.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the three-month period ended June 30, 2023, $0.0 million was used for investing activities; in the same period the prior year, $0.0 million was used for investing activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing activities

The Company has been successful in obtaining financing from public issuances, private placements and debts. The Company entered into Registered Direct Offerings closed on June 23, 2022 ($5.0 million), October 11, 2022 ($6.0 million) and May 15, 2023 ($4.0 million). Secured promissory notes totaling $4.1 million were issued by Sprout during the year ended March 31, 2023: $3.0 million in July 2022, $0.25 million in August 2022, $0.55 million in November 2022 and $0.3 million in March 2023. Senior secured notes of $4.0 million were also issued by Neptune in January 2023. Also in January 2023, Sprout entered into an accounts receivable factoring facility, for which the maximum available was $5.0 million, which was increased to $7.5 million in April 2023 following the addition of an inventory financing (of which $4.9 million was used as at June 30, 2023).

The Company's current cash position will be sufficient to support its financial needs approximately 2 months under the current business plan. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form S-3 Limitations

As a result of our inability to timely file the Annual Report for the year ended March 31, 2023 under the Securities Exchange Act of 1934, as amended, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all periodic reports with the SEC for a period of twelve months. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we are required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity.

Equity

Equity consists of the following items (in millions):

	June 30,	March 31,
	2023	2023

Share capital	$323.411	$321.946
Warrants	6.291	6.155
Additional paid-in capital	58.755	58.139
Accumulated other comprehensive loss	(14.899)	(14.539)
Deficit	(388.556)	(383.641)
Total equity (deficiency) attributable to equity holders of the Company	$(14.998)	$(11.940)
Total equity (deficiency) attributable to non-controlling interest	(17.107)	(15.621)
Total equity (deficiency)	$(32.105)	$(27.561)

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at June 30, 2023:

						June 30, 2023
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$29.487	$27.765	$26.737	$—	$—	$—
Lease liabilities[1]	2.280	2.530	0.504	0.826	0.291	0.908
Loans and borrowings[2,4]	25.218	26.305	9.565	16.740	—	—
Other liability[3]	0.023	15.000	—	—	—	15.000
	$57.008	$71.600	$36.806	$17.566	$0.291	$15.908

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

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 8.5 million shares of the Company’s common stock. The parties also agreed that if certain contingencies did not occur by December 31, 2021, the parties would negotiate for a period of 30 days and, in the absence of an agreement, would be entitled to a grant of vested RSUs with a value of approximately $8.6 million (or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value). On January 31, 2022, the parties agreed to extend the 30-day negotiation period for an additional 30 days. As the strategic partnership was not consummated by December 31, 2021, the CEO was entitled to the compensation mentioned above. The Company has accrued in trade and other payable the liability to the CEO of $8.6 million during the year ended March 31, 2023 and the balance of the accrual was $0.0 million as at June 30, 2023. The related charge for the three-month period ended June 30, 2023 is nil and would have otherwise been included in selling general and administrative expenses.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, for an unlimited period to the former CEO. A provision of $1.0 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 9, commitments disclosed in note 16(a) and legal proceedings in note 16(b) of the consolidated financial statements for the years ended June 30, 2023 and 2022.

The Company has no significant off-balance sheet arrangements as at June 30, 2023, other than those mentioned above and the commitments disclosed in note 16 of the condensed consolidated interim financial statements for the three-month periods ended June 30, 2023 and 2022.

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

CHANGE IN ACCOUNTING PRINCIPLE

Please refer to Note 3(b) of the condensed consolidated financial statements as at June 30, 2023 for more information about changes to significant accounting policies used to prepare the financial statements.

To be consistent with the rest of the industry in which the Company is evolving, Management has decided to reclass certain costs from Selling, general and administrative expenses to Cost of sales other than impairment loss on inventories. The change has been applied retroactively to the comparative figures; there is no impact on the deficit, nor to the loss on operating activities, net loss and comprehensive loss.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three-month periods ended June 30, 2023 and 2022, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2023 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2023 and 2022.

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

During the three-month period ended June 30, 2023, the Company transacted with a few new customers for which financial positions deteriorated during the year. The Company has recorded specific provisions related to these customers.

The expected credit loss for the three-month period ended June 30, 2023 was $0.0 million and for June 30, 2022 was $0.0 million. As at June 30, 2023, 85% of our trade receivables are past due (March 31, 2023 – 82%). We have provided for 72% of past due receivables as at June 30, 2023 (March 31, 2023- 66%). Most of the past due trade receivables are from legacy customers of B2B cannabis services revenues as well as legacy Health and Wellness customers, for which they were provided for in fiscal 2021.

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

In the quarters ended June 30, 2023 and 2022, inventories have been reduced by nil and $3.1 million respectively, as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory for the three-month period ended June 30, 2022 was largely related to the completion of inventory write-downs of legacy Health and Wellness products as well as inventory write downs for legacy products related to the SugarLeaf facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

No event that would trigger re-evaluation of this assesment occured during the three-month period ended June 30, 2023.

•
Judgment related to the recognition period to be used in recording stock-based compensation in the June 30, 2023 condensed consolidated balance sheet that is based on market and non-market conditions (notes 11 and 13 of the condensed consolidated interim financial statements)

On July 8, 2019, the Company granted 100,000 non-market performance options under the Company stock option plan at an exercise price of $155.05 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at June 30, 2023. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at June 30, 2023 and March 31, 2023.

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

•
Estimating the fair value of various financings (notes 8, 10 and 11 of the condensed consolidated interim financial statements)

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

On May 15, 2023, Neptune issued a total of 7,706,050 pre-funded warrants (“Pre-Funded Warrants”), along with 4,415,162 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 12,121,212 May 2023 Warrants (the "May 2023 Warrants"). Each of the May 2023 Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $0.33, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The May 2023 Warrants have an exercise price of $0.33 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Pre-Funded Warrants were exercised in part during the three-month period ended June 30, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

•
Estimating the fair value of bonus-based on market conditions (note 13(c) of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 3.81% and a volatility of 86.88% for the three-month period ended June 30, 2023 (respectively 2.98% and 70.32% for the three-month period ended June 30, 2022). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

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

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three-month periods ended June 30, 2023 and 2022 are the same other than as disclosed, if any, in note 3 to the condensed consolidated interim financial statements.

As a result of a significant portion of its revenues, expenses, assets and liabilities being denominated in US dollars and the increasing American scope of its operations, Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	24,117,599
Share options	595,295
Deferred share units	4,308
Restricted share units	2,789
Warrants	24,387,821
Total number of securities	49,107,812

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of June 30, 2023 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with June 30, 2022, the Company did not effectively design, implement and operate effective process-level control activities related to its key processes (such as the financial reporting process (including consolidation and journal entries), the purchase to pay process (including cutoff), the inventory process, the order to cash process and the equity process (financial instruments and stock-based compensation), account level assertions and disclosures, including entity level controls and information technology general controls (“ITGCs”).

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

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2023. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2023.

Our CEO and CFO have taken additional steps to support that the financial statements as of and for the three-month period ended June 30, 2023 are presented fairly in accordance with US GAAP.

Changes in ICFR

For the quarter ended June 30, 2023, the Company has concluded that there were no changes in its ICFR that has materially affected or is reasonably likely to materially affect the Company’s ICFR for the three-month period ended June 30, 2023.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this quarterly report does not include an attestation report of our registered public accounting firm regarding our management’s assessment of internal control over financial reporting.

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

The turnover in accounting personnel experienced in the last twelve months has delayed the implementation of the remediation plan. We remain committed to the identification, design and implementation of steps still needed to remediate the material weaknesses in our internal controls and to ensure that our internal controls over financial reporting will be designed and operating effectively by:

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

Refer to Note 16, “Commitments and Contingencies,” of our condensed consolidated interim financial statements in Part I, Item 1 within this Quarterly Report, for further information on our legal proceedings.

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

During the three-month ended June 30, 2023, except as set forth below there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Note Purchase Agreement, as amended (the “Note Purchase Agreement”), governing the promissory notes (the “2023 Notes”) that we issued on January 12, 2023 contain a number of restrictive covenants, including covenants related to financial statement filing deadlines, that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens, make investments, loans, advances and acquisitions, incur additional indebtedness or guarantees, pay dividends on capital stock or redeem, repurchase or retire capital stock, engage in transactions with affiliates, sell assets, including capital stock of our subsidiaries, alter the business we conduct, alter their organizational documents, and consolidate or merge.

We defaulted on the conditions of the Note Purchase Agreement and entered into a Waiver and First Amendment to the Notes (the “First Waiver Agreement”) on March 9, 2023. The First Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as required by the terms of the Notes. Furthermore, in connection with the First Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $200,000, payable as follows: (i) on or prior to May 15, 2023, $100,000 and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $100,000 and the interest rate has increased to 24% for a period extending until the Company meets specified criteria in the First Waiver Agreement.

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the “Waiver Agreement”), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (see Note 13 to the consolidated financial statements as at and for the year ended March 31, 2023). The Waiver Agreement provides that the required prepayment of $2.0 million (the “Mandatory Prepayment”), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.

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

While the Note Purchase Agreement was amended to provide for a waiver of certain defaults, there can be no guarantee that we will not breach covenants in the Note Purchase Agreement or the 2023 Notes in the future. In the event that we breach one or more covenants, our lender may declare an event of default, increase the interest rate to 24% and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could restrict our operations, which could have a material adverse effect on our business, financial condition and results of operations.

There is currently no established public trading market for the Warrants.

There is no established public trading market for the Warrants, and we do not expect such a market to develop. In addition, we do not plan on making an application to list the Warrants on the Nasdaq, or any other securities exchange or other trading system. This may affect the pricing of the Warrants in the secondary market, the transparency and availability of trading prices, the liquidity of the Warrants, and the extent of issuer regulation. Except in limited circumstances specified in the Warrants, holders of the Warrants will not be entitled to any voting rights, dividends or other rights as shareholders of the Company, prior to the exercise of their Warrants. If the price of the Common Shares does not exceed the exercise price of the Warrants during the period when the Warrants are exercisable, the Warrants may not have any value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Refer to Part I, “Consolidated Financial Statements,” on page F-1 within this Quarterly Report for our Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Summary Restructuring Term Sheet, dated August 16, 2023, between the Company and NH Expansion Credit Fund Holdings L.P.
31.1*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: August 17, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)