Form 10-Q/A
period 2023-06-30
Neptune Wellness Solutions Inc.
filed 2023-09-06
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 1, 2023, was $3,376,464.

The number of shares of Registrant’s Common Stock outstanding as of September 1, 2023 was 24,117,599.

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by Neptune Wellness Solutions, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2023 (the “Original Form 10-Q”). This Amendment amends and restates Items 1, and 2 of Part I of the Original Form 10-Q. In Item 1, this Amendment includes our restated condensed consolidated financial statements for the quarter ended June 30, 2023.

Management has determined, after discussion with the Company’s independent registered public accounting firm, that the accounting policy change in the Original form 10Q should not have been implemented and there was a correction to the recasting of the prior year numbers. The decision was made to keep the Cost of sales and selling, general and administrative expenses consistent with the prior year.

The effect of the restatement is to increase cost of sales by $1,468,648 with an offsetting decrease in selling, general and administrative expense for the three month period ended June 30, 2023, and a decrease in cost of sales by $1,585,120 with an offsetting increase in selling, general and administrative expense for the three month period ended June 30, 2022. There was no effect on net loss, cash flows or financial position as a result of this restatement.

In addition management decided to adjust the estimate for the contingent liability recorded in the Original filed 10-Q to reflect the arbitrator award for PMGSL Holdings LLC as reported in the 8-K filed August 25, 2023. The effect of this restatement was an increase in accrued expenses of $3,400,000 with a corresponding increase in other expenses.

Correspondingly, this Amendment amends and restates Items 1 and 2, which includes our revised discussion of operating results to reflect the impact of the correction.

In addition, the Exhibit Index in Item 6 of Part II of the Original Form 10-Q is hereby amended and restated in its entirety and new certifications of the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment are filed and furnished, as applicable, as exhibits to this Amendment.

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

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three-month periods ended June 30, 2023 and 2022

Financial Statements

Condensed Consolidated Interim Balance Sheets	9
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	10
Condensed Consolidated Interim Statements of Changes in Equity	11
Condensed Consolidated Interim Statements of Cash Flows	13
Notes to Condensed Consolidated Interim Financial Statements	15

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Balance Sheets (Unaudited)

(in U.S. dollars)

		As at	As at
	Notes	June 30, 2023	March 31, 2023

Assets		Restated

Current assets:
Cash and cash equivalents		$1,379,875	$1,993,257
Short-term investment		17,642	17,540
Trade and other receivables		5,982,381	7,507,333
Prepaid expenses		2,249,403	1,025,969
Inventories	5	13,769,482	13,006,074
Total current assets		23,398,783	23,550,173

Property, plant and equipment	6	1,259,090	1,403,264
Operating lease right-of-use assets		1,868,773	1,941,347
Intangible assets	7	1,530,924	1,607,089
Goodwill	7	2,480,080	2,426,385
Total assets		$30,537,650	$30,928,258

Liabilities and Equity (Deficiency)

Current liabilities:
Trade and other payables		$29,486,667	$27,051,561
Current portion of operating lease liabilities		339,620	339,620
Loans and borrowings	8	9,565,115	7,538,369
Provisions	9	6,682,201	2,948,340
Liability related to warrants	10	2,352,493	3,156,254
Total current liabilities		48,426,096	41,034,144

Operating lease liabilities		1,940,174	2,017,888
Loans and borrowings	8	15,652,951	15,412,895
Other liability	13(c)	23,000	24,000
Total liabilities		66,042,221	58,488,927

Shareholders' Equity (Deficiency):
Share capital - without par value (21,822,149 shares issued and outstanding as of June 30, 2023; 11,996,387 shares issued and outstanding as of March 31, 2023)	11	323,411,029	321,946,102
Warrants	14	6,291,164	6,155,323
Additional paid-in capital		58,755,071	58,138,914
Accumulated other comprehensive loss		(14,899,175)	(14,538,830)
Deficit		(391,955,731)	(383,641,363)
Total equity (deficiency) attributable to equity holders of the Company		(18,397,642)	(11,939,854)

Non-controlling interest	12	(17,106,929)	(15,620,815)
Total shareholders' equity (deficiency)		(35,504,571)	(27,560,669)

Commitments and contingencies	16
Subsequent events	18
Total liabilities and shareholders' equity (deficiency)		$30,537,650	$30,928,258

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

		Three-month periods ended
	Notes	June 30, 2023	June 30, 2022
		Restated	Restated
Revenue from sales, net of excise taxes of nil (2022 - $641,877 )		$10,587,154	$15,968,098
Royalty revenues		21,687	284,189
Other revenues		18,976	19,941
Total revenues	16	10,627,817	16,272,228

Cost of sales other than impairment loss on inventories		(9,285,699)	(16,086,578)
Impairment loss on inventories	5	—	(3,079,997)
Total cost of sales		(9,285,699)	(19,166,575)
Gross profit (loss)		1,342,118	(2,894,347)

Research and development expenses		(21,864)	(214,687)
Selling, general and administrative expenses		(11,972,409)	(10,553,734)
Impairment loss on assets held for sale	4	—	(815,661)
Net gain on sale of property, plant and equipment		—	85,002
Loss from operating activities		(10,652,155)	(14,393,427)

Finance income		—	1,424
Finance costs		(1,793,179)	(916,522)
Foreign exchange gain (loss)		(184,156)	1,407,285
Loss on issuance of derivatives	10	(787,985)	(2,126,955)
Gain on revaluation of derivatives	10, 15	3,616,993	9,523,700
Total other income (expense)		851,673	7,888,932
Loss before income taxes		(9,800,482)	(6,504,495)

Net loss		(9,800,482)	(6,504,495)

Other comprehensive loss
Net change in unrealized foreign currency losses on translation of net investments in foreign operations (tax effect of nil for all periods)		(360,345)	(2,791,479)
Total other comprehensive loss		(360,345)	(2,791,479)

Total comprehensive loss		$(10,160,827)	$(9,295,974)

Net loss attributable to:
Equity holders of the Company		$(8,314,368)	$(4,284,350)
Non-controlling interest	12	(1,486,114)	(2,220,145)
Net loss		$(9,800,482)	$(6,504,495)

Total comprehensive loss attributable to:
Equity holders of the Company		$(8,674,713)	$(7,075,829)
Non-controlling interest	12	(1,486,114)	(2,220,145)
Total comprehensive loss		$(10,160,827)	$(9,295,974)

Basic loss per share attributable to:
Common Shareholders of the Company	14	$(0.51)	$(0.72)

Diluted loss per share attributable to:
Common Shareholders of the Company	14	$(0.51)	$(0.72)

Basic and diluted weighted average number of common shares	14	16,197,737	5,958,266

The Company has removed certain captions compared to prior filings, as they are not required by US GAAP.

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2023		11,996,387	$321,946,102	$6,155,323	$58,138,914	$(14,538,830)	$(383,641,363)	$(11,939,854)	$(15,620,815)	$(27,560,669)

Net loss for the period		—	—	—	—	—	(8,314,368)	(8,314,368)	(1,486,114)	(9,800,482)
Other comprehensive loss for the period		—	—	—	—	(360,345)	—	(360,345)	—	(360,345)
Total comprehensive loss for the period		—	—	—	—	(360,345)	(8,314,368)	(8,674,713)	(1,486,114)	(10,160,827)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	616,157	—	—	616,157	—	616,157
Warrants exercised	11(f)	5,410,600	881,875	(881,334)	—	—	—	541	—	541
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	4,415,162	583,052	1,017,175	—	—	—	1,600,227	—	1,600,227
Total contributions by and distribution to equity holders		9,825,762	1,464,927	135,841	616,157	—	—	2,216,925	—	2,216,925

Balance as at June 30, 2023		21,822,149	$323,411,029	$6,291,164	$58,755,071	$(14,899,175)	$(391,955,731)	$(18,397,642)	$(17,106,929)	$(35,504,571)

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

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

		Three-month periods ended
	Notes	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss for the period		$(9,800,482)	$(6,504,495)
Adjustments:
Depreciation of property, plant and equipment		168,295	401,548
Non-cash lease expense		84,509	157,881
Amortization of intangible assets		87,792	479,209
Share-based payment	13	616,157	2,706,153
Impairment loss on inventories	5	—	3,079,997
Expected credit losses		34,543	15,000
Loss on issuance of derivatives		787,985	2,126,955
Net finance expense		1,793,179	915,098
Unrealized foreign exchange (gain) loss		184,156	(137,909)
Interest paid		(61,853)	—
Revaluation of derivatives		(3,616,993)	(9,523,700)
Impairment loss on assets held for sale	4	—	815,661
Payment of lease liabilities		(90,057)	—
Net gain on sale of property, plant and equipment		—	(85,002)
Changes in operating assets and liabilities		4,514,851	(828,526)
Net cash used in operating activities		(5,297,918)	(6,382,130)
Cash flows from investing activities:
Acquisition of property, plant and equipment		(3,745)	—
Net cash used in investing activities		(3,745)	—
Cash flows from financing activities:
Repayment of loans and borrowings		(1,000,000)	—
Net increase in loans and borrowings, net of financing fees		2,008,952	—
Gross proceeds from the issuance of shares and warrants through a Direct Offering	10	4,000,000	5,000,002
Shares and warrants issuance costs	10	(758,628)	(465,211)
Proceeds from exercise of options and pre-funded warrants	10	541	65
Net cash provided by financing activities		4,250,865	4,534,856
Foreign exchange gain (loss) on cash and cash equivalents		437,416	(647,099)
Net decrease in cash and cash equivalents		(613,382)	(2,494,373)
Cash and cash equivalents, beginning of period		1,993,257	8,726,341
Cash and cash equivalents as at June 30, 2023 and 2022		$1,379,875	$6,231,968

Cash and cash equivalents is comprised of:
Cash		$1,379,875	$6,231,968

See accompanying notes to the condensed consolidated interim financial statements.

neptune WELLNESS SOLUTIONS inc.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three-month periods ended June 30, 2023 and 2022

Additional cash flow disclosure:

Changes in operating assets and liabilities:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Trade and other receivables	$1,431,185	$(1,416,708)
Prepaid expenses	(1,226,629)	(1,117,453)
Inventories	(879,676)	(3,002,892)
Trade and other payables	1,457,110	4,660,440
Deferred revenues	—	66,547
Provisions	3,733,861	57,297
Other liabilities	(1,000)	(75,757)
Changes in operating assets and liabilities	$4,514,851	$(828,526)

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

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the three-month period ended June 30, 2023, the Company incurred a net loss of $9.8 million and negative cash flows from operations of $5.3 million, and had an accumulated deficit of $392.0 million as of June 30, 2023. For the year ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million. Furthermore, as at June 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of its notes and while the defaults were subsequently waived (see note 8), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

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

Restatement

Management has determined, after discussion with the Company’s independent registered public accounting firm, that the accounting policy change in the Original form 10-Q should not have been implemented and there was a correction to the recasting of the prior year numbers. The decision was made to keep the Cost of sales and selling, general and administrative expenses consistent with the prior year.

neptune wellness solutions inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

The effect of the restatement is to increase cost of sales by $1,468,648 with an offsetting decrease in selling, general and administrative expense for the three month period ended June 30, 2023, and a decrease in cost of sales by $1,585,120 with an offsetting increase in selling, general and administrative expense for the three month period ended June 30, 2022. There was no effect on net loss, cash flows or financial position as a result of this restatement.

In addition management decided to adjust the estimate for the contingent liability recorded in the Original filed 10-Q to reflect the arbitrator award for PMGSL Holdings LLC as reported in the 8K filed August 25, 2023. The effect of this restatement was an increase in accrued expenses of $3,400,000 with a corresponding increase in other expenses.

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
New standards and interpretations:

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

	268,678	244,952

	25,218,066	22,951,264
Less current portion of loans and borrowings	9,565,115	7,538,369
Loans and borrowings	$15,652,951	$15,412,895

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Waiver Agreement"), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023. The Waiver Agreement provides that the required prepayment of $2.0 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due. The $1.0 million payment was made with interest and the extension fee on August 22, 2023.

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

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

For the three-month periods ended June 30, 2023 and 2022

(b)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1 to August 5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award is required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of Sugarleaf Labs, Inc. The Company strongly disagrees with this award and intends to challenge it in the appropriate forum. Based on currently available provision a provision of $4,000,000 and $600,000 has been recognized for this case as of June 30, 2023 and March 31, 2023, respectively.
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

Changes in the value of equity related to the warrants were as follows:

	June 30, 2023		June 30, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2023 and 2022	$123.11	784,895	$325.34	176,429
Issued	0.0001	7,706,050	0.0001	645,526
Exercised	0.0001	(5,410,600)	0.0001	(645,526)
Warrants outstanding at June 30, 2023 and June 30, 2022	$31.37	3,080,345	$325.34	176,429

Warrants exercisable at June 30, 2023 and June 30, 2022	$31.37	3,080,345	$325.34	176,429

Warrants of the Company classified as equity are composed of the following as at June 30, 2023 and March 31, 2023:

			June 30, 2023			March 31, 2023
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	57,143	57,143	$1,630,210	57,143	57,143	$1,630,210
Warrants AMI (ii)	119,286	119,286	4,449,680	119,286	119,286	4,449,680
2020 Warrants (iii)	300,926	300,926	19,058	300,926	300,926	19,058
2021 Warrants (iv)	196,429	196,429	18,652	196,429	196,429	18,652
March 2023 Warrants	111,111	111,111	37,723	111,111	111,111	37,723
Pre-Funded Warrants	2,295,450	2,295,450	135,841	—	—	—
	3,080,345	3,080,345	$6,291,164	784,895	784,895	$6,155,323
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

Summarized statement of loss and comprehensive loss:

	Three-month period ended
	June 30, 2023	June 30, 2022
	Restated
Revenue from contracts with customers	$8,371,799	$8,157,597
Cost of sales	(7,686,866)	(8,312,289)
Selling, general and administrative expenses	(2,815,890)	(3,755,529)
Finance costs	(847,228)	(538,967)
Loss before tax	(2,978,185)	(4,449,188)
Net loss	(2,978,185)	(4,449,188)
Total comprehensive loss	(2,978,185)	(4,449,188)
Loss attributable to the subsidiary's non-controlling interest	(1,486,114)	(2,220,145)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(1,486,114)	$(2,220,145)

Summarized statement of balance sheets:

	June 30, 2023	March 31, 2023
Current assets	$13,948,678	12,382,450
Non-current assets	7,907	9,788
Current liabilities	17,331,180	12,938,219
Non-current liabilities	35,939,317	35,789,746
Total equity (deficiency)	(39,313,912)	(36,335,727)
Attributable to:
Equity holders of the Company	$(22,206,983)	$(20,714,912)
Non-controlling interest	(17,106,929)	(15,620,815)

Summarized statement of cash flow:

	Three-month period ended
	June 30, 2023	June 30, 2022
Cash flow used in operating activities	$(1,564,777)	$(2,082,940)
Cash flow provided by investing activities	—	—
Cash flow provided by financing activities	1,890,654	648,022
Net increase (decrease) in cash and cash equivalents	$325,877	$(1,434,918)
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

For the three-month periods ended June 30, 2023 and 2022, the Company has a net loss, and therefore, the basic and dilutive loss per share is calculated as follows:

	Three-month periods ended
	June 30, 2023	June 30, 2022

Net loss attributed to equity holders	$(8,314,368)	$(4,284,350)
Basic and dilutive loss attributed to common shareholders	$(8,314,368)	$(4,284,350)

Basic and dilutive weighted-average number of common shares outstanding	16,197,737	5,958,266

Net loss per share attributable to common shareholders of the Company:
Basic and dilutive loss per share	$(0.51)	$(0.72)

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

(i)
In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019 between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. While Neptune believes there is no merit to the claims brought by PMGSL, a judgment in favor of PMGSL may have a material adverse effect on our business and Neptune intends to continue vigorously defending itself. Based on currently available information, a provision of $4,000,000 has been recognized for this case as at June 30, 2023 ($600,000 as at March 31, 2023).
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

On August 16, 2023, Sprout entered into an amendment to the Inventory Finance Rider to Invoice Purchase and Security Agreement with Alterna Capital Solutions, LLC that provides that advances may be made upon request in an aggregate amount not to exceed the lesser of (i) fifty (50%) of Eligible Inventory (as defined in Section 2.7 of the Inventory Finance Rider) valued at the lower of cost or market value or (ii) seventy-five (75%) of the net orderly liquidation value of the Eligible Inventory; provided, however, beginning August 21, 2023 through January 31, 2024, advances against Eligible Inventory shall at no time exceed one hundred percent (100%) of all total outstanding Eligible Purchased Accounts multiplied by the Advance Rate, plus (b) the Balance Subject to Funds Usage Daily Fee. From and after February 1, 2024, the Advances against Eligible Inventory shall at no time exceed seventy-five (75%) of all total outstanding Eligible Purchased Accounts multiplied by the Advance Rate, plus (b) the Balance Subject to Funds Usage Daily Fee. At the same time, Sprout executed an overadvance rider to the invoice Purchase and Security Agreement with Alterna Capital Solutions, LLC, providing for the overadvance of up to $600,000, which will carry a rate of prime plus 9.5%, but not less than 18.00% per annum. The overadvance amount will be due on November 20, 2023.

In July 2023 and August 2023, one investor exercised all of its pre-funded warrants to purchase common shares of Neptune, resulting in the issuance of 2,295,450 common shares of the Company. The warrants were issued in connection with the May 2023 Direct Offering and exercise price of the pre-funded warrants was nominal.

On August 22, 2023, the Company announced that it will be conduct a share consolidation of its outstanding common shares ("Common Shares") on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Consolidation"). The Consolidation was previously approved by the board of directors of the Company on August 7, 2023. Each fractional Common Share remaining after completion of the Consolidation that is less than one (1) whole of a Common Share will be increased to one (1) whole Common Share. The Consolidation will reduce the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares. The precise effective date of the Consolidation and the date upon which the Common Shares will begin trading on the NASDAQ on a post-Consolidation basis has not yet been determined so no amounts in this report have been adjusted to reflect the share consolidation.

On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award is required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of Sugarleaf Labs, Inc. The Company strongly disagrees with this award and intends to challenge it in the appropriate forum. Based on currently available provision a provision of $4,000,000 and $600,000 has been recognized for this case as of June 30, 2023 and March 31, 2023, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Liquidity and Going Concern

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses. There is substantial doubt about our ability to continue as a going concern. As of September 5, 2023, we had approximately $0.6 million in cash and cash equivalents. We believe our current cash position will be sufficient to operate our business for approximately 1 month under our current business plan. In addition, we are pursuing several cash generating transactions as well as planning for further expense reductions. There can be no assurance that any cash generating transaction will be completed or that our expense reductions measures will be sufficient to allow as to continue operating our business. We need substantial additional funding to continue operating our business. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. We may have to liquidate our assets in the very near term if additional funding is not received in the upcoming months.

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

On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award is required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of Sugarleaf Labs, Inc. The Company strongly disagrees with this award and intends to challenge it in the appropriate forum. Based on currently available information a provision of $4,000,000 and $600,000 has been recognized for this case as of June 30, 2023 and March 31, 2023, respectively.

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

On August 22, 2023, the Company announced that it will be conduct a share consolidation of its outstanding common shares ("Common Shares") on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Consolidation"). The Consolidation was previously approved by the board of directors of the Company on August 7, 2023. Each fractional Common Share remaining after completion of the Consolidation that is less than one (1) whole of a Common Share will be increased to one (1) whole Common Share. The Consolidation will reduce the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares. The precise effective date of the Consolidation and the date upon which the Common Shares will begin trading on the NASDAQ on a post-Consolidation basis has not yet been determined so no amounts in this report have been adjusted to reflect the share consolidation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended
	June 30, 2023	June 30, 2022
		Recasted
	$	$
Total revenues	10.628	16.272
Adjusted EBITDA[1]	(10.667)	(11.351)
Net loss	(9.800)	(6.504)
Net loss attributable to equity holders of the Company	(8.314)	(4.284)
Net loss attributable to non-controlling interest	(1.486)	(2.220)
Basic and diluted loss attributable to common shareholders of the Company	(0.51)	(0.72)

	As at June 30, 2023	As at March 31, 2023	As at March 31, 2022
	$	$	$
Total assets	30.538	30.928	104.955
Working capital[2]	(25.027)	(17.484)	7.071
Non-current financial liabilities	17.616	17.455	13.800
(Deficiency) equity attributable to equity holders of the Company	(18.398)	(11.940)	48.116
(Deficiency) equity attributable to non-controlling interest	(17.107)	(15.621)	12.722

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

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at June 30, 2023, March 31, 2023 and March 31, 2022 were $23.399, $23.550 and $37.388 respectively, and current liabilities as at June 30, 2023, March 31, 2023 and March 31, 2022 were $48.426, $41.034 and $30.317 respectively.

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended
	June 30, 2023	June 30, 2022
		Recasted

Net loss for the period	$(9.800)	$(6.504)
Add (deduct):
Depreciation and amortization	0.341	1.039
Revaluation of derivatives	(3.617)	(9.524)
Net finance costs	1.793	1.635
Equity classified stock-based compensation	0.616	1.187
Impairment loss on long-lived assets	—	0.816
Adjusted EBITDA[1]	$(10.667)	$(11.351)

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

	For the three-month period ended		Changes
	June 30, 2023	June 30, 2022	Changes in $	Changes in %
	Restated	Restated
Total revenues	$10.628	$16.272	(5.644)	-34.7%
Total cost of sales	(9.286)	(19.167)	9.881	51.6%
Gross profit (loss)	1.342	(2.895)	4.237	146.4%
Gross profit (loss) margin	12.6%	-17.8%	30.4%	-171.0%

Research and development expenses, net of tax credits and grants	(0.022)	(0.215)	0.193	89.8%
Selling, general and administrative expenses	(11.972)	(10.552)	(1.420)	-13.5%
Impairment losses	—	(0.816)	0.816	100.0%
Other elements from the operating loss	—	0.085	(0.085)	-100.0%
Loss from operating activities	(10.652)	(14.393)	3.741	26.0%

Net finance costs	(1.793)	(0.915)	(0.878)	-96.0%
Foreign exchange gain (loss)	(0.184)	1.407	(1.591)	-113.1%
Gain on issuance and change in fair value of derivatives	2.829	7.397	(4.568)	-61.8%
Litigation settlement	—	—	—	0.0%
	0.852	7.889	(7.037)	-89.2%
Loss before income taxes	(9.800)	(6.504)	(3.296)	-50.7%

Net loss	(9.800)	(6.504)	(3.296)	-50.7%

Adjusted EBIDTA	(10.667)	(11.351)	0.684	6.0%

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

The consolidated gross profit (loss) for the three-month period ended June 30, 2023 amounted to $1.3 million compared to $(2.9) million for the three-month period ended June 30, 2022, an improvement of $4.2 million or 146%.

This change is due to a decrease in revenues of $5.6 million offset by a reduction in cost of sales of $9.9 million. This improvement to the Gross profit was attributable to the increase in food and beverage revenues, the divestiture of the cannabis business and cost cutting measures, offset by the decrease in neutraceutical revenues due to timing of customer orders

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin Percentage

For the three-month periods ended June 30, 2023 and 2022, the consolidated gross margin went from (17.8)% in 2022 to 12.6% in 2023, an increase of 30.4%.

Research and Development (“R&D”) Expenses

For the quarter ended June 30, 2023, the consolidated R&D expenses amounted to $0.0 million, compared to $0.2 million for the quarter ended June 30, 2022, a decrease by $0.2 million or 90%, as most of the R&D expenses used to be in the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the quarter ended June 30, 2023 amounted to $12.0 million compared to $10.6 million for the same period the prior year, an increase of $1.4 million or 13.5% primarily due to the additional legal accrual offset by a decrease in payroll and payroll related expenses.

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

Adjusted EBITDA

Consolidated Adjusted EBITDA loss decreased by $0.7 million or 6% for the quarter ended June 30, 2023 to an Adjusted EBITDA loss of $10.7 million compared to $11.4 million for the quarter ended June 30, 2022. The decrease in Adjusted EBITDA loss for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was driven by an improvement in loss from operating activities of $3.3 million, a reduction of impairment losses of $.8 million offset by a litigation settlement of $3.4 million and an addback of SG&A expenses including depreciation, equity classified stock-based compensation, non-employee compensation related to warrants of $4.8 million.

Net loss

For the quarter ended June 30, 2023, the net loss amounted to $9.8 million compared to $6.5 million for the quarter ended June 30, 2022, an increase by $3.3 million or 51%. was driven by the increase in gross profit of $4.2 million, a decrease in R&D expenses of $0.2 million, a reduction in impairment losses of $0.8 million, a decrease in SG&A expenses of $2.0 million, offset by an increase in finance costs of $0.9 million, an increase in foreign exchange loss of $1.6 million, a reduction in gain on the fair value of derivatives of $4.6 million and an increase in litigation settlement of $3.4 million.

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

CAPITAL RESOURCES

Liquidity position

As at June 30, 2023, the Company’s liquidity position, consisting of cash and cash equivalents, was $1.4 million. Furthermore, as at June 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for approximately 1 month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

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

The Company's current cash position will be sufficient to support its financial needs approximately 1 month under the current business plan. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Equity

Equity consists of the following items (in millions):

	June 30,	March 31,
	2023	2023

Share capital	$323.411	$321.946
Warrants	6.291	6.155
Additional paid-in capital	58.755	58.139
Accumulated other comprehensive loss	(14.899)	(14.539)
Deficit	(391.956)	(383.641)
Total equity (deficiency) attributable to equity holders of the Company	$(18.398)	$(11.940)
Total equity (deficiency) attributable to non-controlling interest	(17.107)	(15.621)
Total equity (deficiency)	$(35.505)	$(27.561)

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at June 30, 2023:

						June 30, 2023
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$29.487	$27.765	$26.737	$—	$—	$—
Lease liabilities[1]	2.280	2.530	0.504	0.826	0.291	0.908
Loans and borrowings[2,4]	25.218	26.305	9.565	16.740	—	—
Other liability[3]	0.023	15.000	—	—	—	15.000
	$57.008	$71.600	$36.806	$17.566	$0.291	$15.908

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

No event that would trigger re-evaluation of this assessment occurred during the three-month period ended June 30, 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three-month periods ended June 30, 2023 and 2022 are consistent year over year.

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

Refer to Note 9, "Provisions", Note 16, “Commitments and Contingencies,” and Note 18, "Subsequent events" of our condensed consolidated interim financial statements in Part I, Item 1 within this Quarterly Report, for further information on our legal proceedings.

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

Neptune Wellness Solutions Inc.

Date: September 5, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)