Form 10-Q
period 2023-09-30
Neptune Wellness Solutions Inc.
filed 2023-11-14
CIK 1401395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on November 13, 2023, was $3,037,372.

The number of shares of Registrant’s Common Stock outstanding as of November 13, 2023 was 4,532,038.

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

Undue reliance should not be placed on forward-looking statements. Actual results and developments are likely to differ, and may differ materially, from those anticipated by the Company and expressed or implied by the forward-looking statements contained or incorporated by reference in this Quarterly Report. Such statements are based on a number of assumptions and risks that may prove to be incorrect, including, without limitation, assumptions about:

●	our ability to successfully manage our liquidity and expenses, and continue as a going concern;
●	the anticipated benefits of the divestiture of our cannabis business;
●	our ability to maintain customer relationships and demand for our products;
●	the impact of current and future substantial litigation, investigations and proceedings;
●	the overall business and economic conditions;
●	the potential financial opportunity of our addressable markets;
●	the competitive environment;
●	the protection of our current and future intellectual property rights;
●	our ability to recruit and retain the services of our key personnel;
●	our ability to develop commercially viable products;
●	our ability to pursue new business opportunities;
●	our ability to obtain financing on reasonable terms or at all;
●	our ability to integrate our acquisitions and generate synergies; and
●	the impact of new laws and regulations in Canada, the United States or any other jurisdiction in which we currently do or intend to do business.

Certain forward-looking statements contained herein and incorporated by reference concerning the Company’s business and operations are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the industry in which the Company operates which the Company believes to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While the Company is not aware of any misstatement regarding any industry or government data presented herein, the industry in which the Company operates involves risks and uncertainties and is subject to change based on various factors. Many factors could cause our actual results, level of activity, performance, achievements, future events or developments to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended March 31, 2023. In particular, you should consider the following risks that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements:

●	our inability to achieve the anticipated benefits of the divestiture of our cannabis business;
●	our inability to continue as a going concern;
●

geopolitical events, such as terrorism, war or other military conflict, including increased uncertainty regarding the ongoing hostility between Russia and the Ukraine and the related impact on macroeconomic conditions as a result of such conflict;

●	changes in our industry;
●	increased competition within the industries that we operate, particularly the nutraceutical and organic foods and beverages industries;
●	changes in laws and/or government regulations affecting our business, including tax laws;
●	the political environments in the U.S. and Canada;
●	the COVID-19 pandemic and the efforts to mitigate its effects;
●	systems failures or cybersecurity incidents;
●	exposure to current and future claims and litigation, including product liability claims;
●	exposure to currency fluctuations and restrictions as well as credit risks;
●	potential significant increases in tax liabilities;
●	product liability claims;
●	our inability to attract or retain key personnel or additional employees required for the development and future success of our business;
●	our inability to protect our intellectual property rights;
●	changes in intellectual property laws;
●	our inability to obtain adequate insurance coverage;
●	our reliance on sales to a limited number of customers;
●	our failure to maintain any regulatory approvals, licenses and/or permits required for operating our business;
●	adverse actions by governmental bodies that regulate our products, business or operations;
●	our inability to maintain our liquidity position and manage expenses; and
●	our failure to comply with, or remedy deficiencies with, the listing standards of Nasdaq or other securities exchanges on which our Common Shares are listed and trade.

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

RISKS FACTORS SUMMARY

Set forth below is summary of some of the principal risks the Company faces:

Risks Relating to our Business and Industry:

●	We are exposed to risks associated with the divestiture of our cannabis business.
●	The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
●	If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.
●	Our future results of operations may be adversely affected by input cost inflation.
●	Our future results of operations may be adversely affected by the availability of natural and organic ingredients.
●	We may not be successful in achieving savings and efficiencies from cost reduction initiatives and related strategic initiatives.
●	COVID-19 has and will continue to impact our operations and could have a material adverse effect on our business, results of operations and financial condition.
●

Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.

●	Markets for our products and services are highly competitive, and we may be unable to compete effectively.
●	We may be unable to manage our growth effectively.
●

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly.

●	Significant interruptions in our access to certain supply chains, for key inputs such as raw materials, electricity, water, and other utilities may impair our operations.
●	Our future success depends on the sales of our consumer products and turnkey solutions products.
●

Our activities rely on certain third-party suppliers, contract manufacturers and distributors, and such reliance may adversely affect us if the third parties are unable or unwilling to fulfill their obligations.

●	Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.
●	We may not meet timelines for project development.
●

Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.

●	We may have difficulty obtaining insurance to cover its operational risks and, even where available, may not be sufficient to cover losses we may incur.

Risks Relating to Our Accounting and Financial Policies

●

Our consolidated financial statements have been prepared on a going concern basis, our management believes that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern.

●	We have recorded significant long-lived asset impairment charges and may be required to record additional charges to future earnings if our long-lived assets become impaired further.

Risks Relating to Our Liquidity

●

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and remaining a going concern.

●

As a result of our failure to timely file our Quarterly Report on Form 10-K for the quarter ended March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

●	We may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.
●

The issuance and sale of common shares upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common shares. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.

●	The majority of our outstanding shares of common stock are currently held in a class action settlement fund, and the sale, distribution or disposition of these shares could result in one or more shareholders obtaining a significant ownership stake in the common stock of the Company.

Legal and Regulatory Risks Relating to Our Business

●

We identified material weaknesses in our internal control over financial reporting. This may adversely affect the accuracy and reliability of our financial statements and, if we fail to maintain effective internal control over financial reporting, it could impact our reputation, business, and the price of our common shares, as well as lead to a loss of investor confidence in us.

●	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.
●

The Company may be classified as a “passive foreign investment company” for U.S. federal income tax purposes, which would subject U.S. investors that hold the Company’s Common Shares to potentially significant adverse U.S. federal income tax consequences.

●

We are subject to laws and regulations and guidelines, including the Food, Drug, and Cosmetic Act in the United States and regulations and guidance promulgated thereunder, changes in which could increase our costs and individually or in the aggregate adversely affect our business.

●	We are subject to risks inherent to the nutraceutical industry.
●	We are subject to anti-money laundering laws and regulations in multiple jurisdictions.
●	Our inability to maintain our regulatory approvals and permits could adversely affect our business and financial results.
●

We are currently, and may in the future be, subject to substantial litigation, investigations and proceedings that could cause us to incur significant legal expenses and result in harm to our business.

Risks Relating to Our Human Resources

●	We may be unable to attract or retain key personnel, and we may be unable to attract, develop and retain additional employees required for our development and future success.
●	We face exposure to fraudulent or illegal activity by officers, directors, employees, contractors, consultants and agents, which may subject us to investigations and legal actions.

Risks Relating to Our Information Technology

●

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

●

We may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

Risks Relating to Our Intellectual Property

●

Our commercial success depends, in part, on our intellectual property rights and a failure by us to protect our intellectual property may have a material adverse effect on our ability to develop and commercialize our products.

Risks Relating to Ownership of Our Common Shares

●	We do not currently intend to pay any cash dividends on our Common Shares in the foreseeable future.
●	If there is insufficient liquidity in our Common Shares, it could adversely affect your ability to sell your shares.
●	There is currently no established public trading market for the Warrants.
●	U.S. investors may be unable to enforce certain judgments against us in Canada.
●	Certain Canadian laws could delay or deter a change of control.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Shares.
●	Our shareholders may be subject to dilution resulting from future offerings of Common Shares by us.
●

Our constating documents permit us to issue an unlimited amount of additional Common Shares or Preferred Shares, which may prevent a third-party takeover or cause our shareholders to experience dilution in the future.

●

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

●	Any acquisitions, strategic investments, divestitures, mergers, or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be successful.
●	We have reported negative cash flows from operating activities and may do so in future periods.
●	We may not be able to maintain our operations without additional funding.
●	We are subject to foreign currency fluctuations, which could adversely affect our financial results.

General Risk Factors

●	Catastrophic events outside of our control, including pandemics, may harm our results of operations or damage our facilities.
●	The market price of the Company’s Common Shares may be highly volatile.

In this Quarterly Report on Form 10-Q, all dollar amounts are in United States Dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

NEPTUNE WELLNESS SOLUTIONS INC.

For the three and six-month periods ended September 30, 2023 and 2022

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three and six-month periods ended September 30, 2023 and 2022

Financial Statements

Condensed Consolidated Interim Balance Sheets	9
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	10
Condensed Consolidated Interim Statements of Changes in Equity	11
Condensed Consolidated Interim Statements of Cash Flows	15
Notes to Condensed Consolidated Interim Financial Statements	17

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Balance Sheets (Unaudited)

(in U.S. dollars)

		As at	As at
	Notes	September 30, 2023	March 31, 2023
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents		$4,750,564	$1,993,257
Short-term investment		17,642	17,540
Trade and other receivables		4,585,960	7,507,333
Prepaid expenses		2,031,710	1,025,969
Inventories	5	12,060,951	13,006,074
Total current assets		23,446,827	23,550,173

Property, plant and equipment	6	1,162,767	1,403,264
Operating lease right-of-use assets		1,664,398	1,941,347
Intangible assets	7	1,389,803	1,607,089
Goodwill	7	2,428,718	2,426,385
Total assets		$30,092,513	$30,928,258

Liabilities and Equity (Deficiency)

Current liabilities:
Trade and other payables		$29,832,755	$27,051,561
Current portion of operating lease liabilities		339,620	339,620
Loans and borrowings	8	10,208,916	7,538,369
Provisions	9	6,870,815	2,948,340
Liability related to warrants	10	2,508,691	3,156,254
Total current liabilities		49,760,797	41,034,144

Operating lease liabilities		1,887,727	2,017,888
Loans and borrowings, net of current portion	8	16,684,521	15,412,895
Other liability	13(c)	19,000	24,000
Total liabilities		68,352,045	58,488,927

Shareholders' Equity (Deficiency):
Share capital - without par value (2,009,102 shares issued and outstanding as of September 30, 2023; 300,070 shares issued and outstanding as of March 31, 2023)	11	325,219,444	321,946,102
Warrants	14	6,582,033	6,155,323
Additional paid-in capital		59,222,340	58,138,914
Accumulated other comprehensive loss		(14,884,171)	(14,538,830)
Deficit		(392,845,921)	(383,641,363)
Total deficiency attributable to equity holders of the Company		(16,706,275)	(11,939,854)

Non-controlling interest	12	(21,553,257)	(15,620,815)
Total shareholders' deficiency		(38,259,532)	(27,560,669)

Commitments and contingencies	16
Subsequent events	18
Total liabilities and shareholders' deficiency		$30,092,513	$30,928,258

See accompanying notes to the condensed consolidated interim financial statements.

On behalf of the Board:

/s/ Julie Philips	/s/ Michael Cammarata
Julie Philips	Michael Cammarata
Chair of the Board	President and CEO

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

		Three-month periods ended		Six-month periods ended
	Notes	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue from sales net of excise taxes of nil and nil (2022 - $1,600 and $643,476 )		$8,714,577	$11,755,056	$19,301,731	$27,723,154
Royalty revenues		25,311	218,731	46,998	502,920
Other revenues		—	13,055	18,976	32,996
Total revenues	16	8,739,888	11,986,842	19,367,705	28,259,070

Cost of sales other than impairment loss on inventories		(9,091,439)	(10,878,974)	(18,377,138)	(26,965,552)
Impairment loss on inventories	5	(216,184)	—	(216,184)	(3,079,997)
Total cost of sales		(9,307,623)	(10,878,974)	(18,593,322)	(30,045,549)
Gross profit (loss)		(567,735)	1,107,868	774,383	(1,786,479)

Research and development expenses		(24,675)	(207,598)	(46,539)	(422,285)
Selling, general and administrative expenses		(3,836,411)	(15,907,638)	(15,808,820)	(26,461,372)
Impairment loss related to intangible assets	7	—	(2,593,529)	—	(2,593,529)
Impairment loss on assets held for sale	4	—	(14,530,458)	—	(15,346,119)
Impairment loss related to goodwill	7	—	(7,570,471)	—	(7,570,471)
Net gain on sale of property, plant and equipment		—	—	—	85,002
Loss from operating activities		(4,504,230)	(39,701,826)	(15,156,385)	(54,095,253)

Finance income		—	16	—	1,440
Finance costs		(3,174,627)	(379,007)	(4,967,806)	(1,295,529)
Foreign exchange gain		526,436	4,613,545	342,280	6,020,830
Loss on issuance of derivatives	10	(157,049)	—	(945,034)	(2,126,955)
Gain (loss) on revaluation of derivatives	10	1,972,952	(1,807,890)	5,589,945	7,715,810
Total other income (expense)		(832,288)	2,426,664	19,385	10,315,596
Loss before income taxes		(5,336,518)	(37,275,162)	(15,137,000)	(43,779,657)

Income tax expense		—	(12,530)	—	(12,530)
Net loss		(5,336,518)	(37,287,692)	(15,137,000)	(43,792,187)

Other comprehensive income (loss)
Net change in unrealized foreign currency gains (losses) on translation of net investments in foreign operations (tax effect of nil for all periods)		15,004	(3,702,162)	(345,341)	(6,493,641)
Total other comprehensive income (loss)		15,004	(3,702,162)	(345,341)	(6,493,641)

Total comprehensive loss		$(5,321,514)	$(40,989,854)	$(15,482,341)	$(50,285,828)

Net loss attributable to:
Equity holders of the Company		$(890,190)	$(30,897,458)	$(9,204,558)	$(35,181,808)
Non-controlling interest	12	(4,446,328)	(6,390,234)	(5,932,442)	(8,610,379)
Net loss		$(5,336,518)	$(37,287,692)	$(15,137,000)	$(43,792,187)

Total comprehensive loss attributable to:
Equity holders of the Company		$(875,186)	$(34,599,620)	$(9,549,899)	$(41,675,449)
Non-controlling interest	12	(4,446,328)	(6,390,234)	(5,932,442)	(8,610,379)
Total comprehensive loss		$(5,321,514)	$(40,989,854)	$(15,482,341)	$(50,285,828)

Basic loss per share attributable to:
Common Shareholders of the Company	14	$(1.38)	$(151.17)	$(17.48)	$(178.15)

Diluted loss per share attributable to:
Common Shareholders of the Company	14	$(1.38)	$(151.17)	$(17.48)	$(178.15)

Basic and diluted weighted average number of common shares	14	646,813	204,388	526,623	197,489

The Company has removed certain captions compared to prior filings, as they are not required by US GAAP.

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2023		300,070	$321,946,102	$6,155,323	$58,138,914	$(14,538,830)	$(383,641,363)	$(11,939,854)	$(15,620,815)	$(27,560,669)

Net loss for the period		—	—	—	—	—	(9,204,558)	(9,204,558)	(5,932,442)	(15,137,000)
Other comprehensive loss for the period		—	—	—	—	(345,341)	—	(345,341)	—	(345,341)
Total comprehensive loss for the period		—	—	—	—	(345,341)	(9,204,558)	(9,549,899)	(5,932,442)	(15,482,341)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	1,083,426	—	—	1,083,426	—	1,083,426
Warrants exercised	11(f)	1,348,652	2,269,859	(2,269,163)	—	—	—	696	—	696
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	360,380	1,003,483	2,695,873	—	—	—	3,699,356	—	3,699,356
Total contributions by and distribution to equity holders		1,709,032	3,273,342	426,710	1,083,426	—	—	4,783,478	—	4,783,478

Balance as at September 30, 2023		2,009,102	$325,219,444	$6,582,033	$59,222,340	$(14,884,171)	$(392,845,921)	$(16,706,275)	$(21,553,257)	$(38,259,532)

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at June 30, 2023		545,715	$323,411,029	$6,291,164	$58,755,071	$(14,899,175)	$(391,955,731)	$(18,397,642)	$(17,106,929)	$(35,504,571)

Net loss for the period		—	—	—	—	—	(890,190)	(890,190)	(4,446,328)	(5,336,518)
Other comprehensive income for the period		—	—	—	—	15,004	—	15,004	—	15,004
Total comprehensive loss for the period		—	—	—	—	15,004	(890,190)	(875,186)	(4,446,328)	(5,321,514)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	467,269	—	—	467,269	—	467,269
Warrants exercised	11(f)	1,213,387	1,387,984	(1,387,829)	—	—	—	155	—	155
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	250,000	420,431	1,678,698	—	—	—	2,099,129	—	2,099,129
Total contributions by and distribution to equity holders		1,463,387	1,808,415	290,869	467,269	—	—	2,566,553	—	2,566,553

Balance as at September 30, 2023		2,009,102	$325,219,444	$6,582,033	$59,222,340	$(14,884,171)	$(392,845,921)	$(16,706,275)	$(21,553,257)	$(38,259,532)

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		139,171	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(35,181,808)	(35,181,808)	(8,610,379)	(43,792,187)
Other comprehensive loss for the period		—	—	—	—	(6,493,641)	—	(6,493,641)	—	(6,493,641)
Total comprehensive loss for the period		—	—	—	—	(6,493,641)	(35,181,808)	(41,675,449)	(8,610,379)	(50,285,828)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	1,826,983	—	—	1,826,983	—	1,826,983
Common shares and warrants issued in connection with debt financing	8, 11(g)	10,237	645,921	—	—	—	—	645,921	—	645,921
Warrants exercised	11(f)	9,613	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	11(d), 13(b)(ii)	5,420	2,303,859	—	(1,501,139)	—	—	802,720	—	802,720
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	48,640	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		73,910	4,718,780	–	325,844	—	—	5,044,624	—	5,044,624

Balance as at September 30, 2022		213,081	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at June 30, 2022		190,510	$318,921,917	$6,079,890	$56,346,589	$(10,605,642)	$(327,466,047)	$43,276,707	$10,501,932	$53,778,639

Net loss for the period		—	—	—	—	—	(30,897,458)	(30,897,458)	(6,390,234)	(37,287,692)
Other comprehensive loss for the period		—	—	—	—	(3,702,162)	—	(3,702,162)	—	(3,702,162)
Total comprehensive loss for the period		—	—	—	—	(3,702,162)	(30,897,458)	(34,599,620)	(6,390,234)	(40,989,854)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	639,883	—	—	639,883	—	639,883
Common shares and warrants issued in connection with debt financing	8, 11(g)	10,237	645,921	—	—	—	—	645,921	—	645,921
Warrants exercised	11(f)	9,613	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	11(d), 13(b)(ii)	2,721	433,067	—	(680,261)	—	—	(247,194)	—	(247,194)
Total contributions by and distribution to equity holders		22,571	2,847,988	–	(40,378)	—	—	2,807,610	—	2,807,610

Balance as at September 30, 2022		213,081	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

		Six-month periods ended
	Notes	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net loss for the period		$(15,137,000)	$(43,792,187)
Adjustments:
Depreciation of property, plant and equipment		339,239	462,193
Non-cash lease expense		255,270	314,900
Amortization of intangible assets		118,772	952,057
Impairment loss on goodwill	7	—	7,570,471
Share-based payment	13	1,083,426	1,826,983
Impairment loss on inventories	5	216,184	3,079,997
Expected credit losses		62,167	133,685
Loss on issuance of derivatives		945,034	2,126,955
Net finance expense		4,967,806	1,294,089
Unrealized foreign exchange loss		(342,280)	(6,020,830)
Interest received		—	1,440
Interest paid		(719,433)	(44,784)
Revaluation of derivatives		(5,589,945)	(7,715,810)
Impairment loss on assets held for sale	4	—	15,346,119
Impairment loss on right-of-use assets		75,409	—
Impairment loss on intangibles	7	—	2,593,529
Payment of lease liabilities		(135,565)	(227,107)
Income tax expense		—	12,530
Net gain on sale of property, plant and equipment		—	(85,002)
Changes in operating assets and liabilities		9,322,760	8,087,556
Income taxes paid		—	(360)
Net cash used in operating activities		(4,538,156)	(14,083,576)
Cash flows from investing activities:
Proceeds on sale of assets		—	85,002
Acquisition of property, plant and equipment		(79,208)	(601,743)
Net cash used in investing activities		(79,208)	(516,741)
Cash flows from financing activities:
Repayment of loans and borrowings		(20,600,891)	—
Net increase in loans and borrowings, net of financing fees		21,506,588	3,250,000
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		—	(260,034)
Gross proceeds from the issuance of shares and warrants through a Direct Offering	10	8,499,845	5,000,002
Shares and warrants issuance costs	10	(1,521,640)	(465,211)
Proceeds from exercise of options and pre-funded warrants	10	696	65
Net cash provided by financing activities		7,884,598	7,524,822
Foreign exchange loss on cash and cash equivalents		(509,927)	(256,243)
Net increase (decrease) in cash and cash equivalents		2,757,307	(7,331,738)
Cash and cash equivalents, beginning of period		1,993,257	8,726,341
Cash and cash equivalents as at September 30, 2023 and 2022		$4,750,564	$1,394,603

Cash and cash equivalents is comprised of:
Cash		$4,750,564	$1,394,603

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three and six-month periods ended September 30, 2023 and 2022

Additional cash flow disclosure:

Changes in operating assets and liabilities
	Six-month periods ended
	September 30, 2023	September 30, 2022

Trade and other receivables	$2,859,207	$2,519,493
Prepaid expenses	(1,029,956)	1,107,312
Inventories	710,084	(1,829,027)
Trade and other payables	2,865,950	1,766,915
Deferred revenues	—	(154,540)
Provisions	3,922,475	4,742,091
Other liabilities	(5,000)	(64,688)
Changes in operating assets and liabilities	$9,322,760	$8,087,556

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

1.	Reporting entity:

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

Sale of Cannabis Assets

On October 17, 2022, Neptune announced an agreement to sell substantially all of its Cannabis assets (including, but not limited to, the production facility located in Sherbrooke, Québec and certain legal entities including various related brand names and trademarks, including MoodRing and PanHash) to PurCann Pharma Inc. These assets were reported as Assets Held For Sale ("AHFS") as of September 30, 2022. On November 9, 2022, the sale to PurCann Pharma Inc. was completed.

Share consolidations and delisting from TSX

On June 9, 2022, Neptune announced the completion of the Company's first proposed consolidation of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "First Share Consolidation"). The post-consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022. The First Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022. On September 7, 2023, Neptune announced the completion of the Company's second proposed consolidation of its Common Shares on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Second Share Consolidation"). The post-consolidation Common Shares commenced trading on the NASDAQ at the market open on September 8, 2023. The Second Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares as at September 8, 2023. These consolidated financial statements have been retroactively adjusted to reflect both share consolidations. As a result, the number of common shares, options, deferred share units ("DSUs"), restricted share units ("RSUs"), restricted shares and warrants, issuance and exercise prices of options, DSUs, RSUs, restricted shares and warrants, loss per share reflect the First and Second Share Consolidations.

On July 29, 2022, Neptune announced that it has applied and received approval for a voluntary delisting of its common shares from the Toronto Stock Exchange ("TSX"). The delisting from the TSX will not affect the Company's listing on the Nasdaq Capital Market ("Nasdaq"). Neptune's common shares were delisted from the TSX at the close of trading on August 15, 2022.

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the six-month period ended September 30, 2023, the Company incurred a net loss of $15.1 million and negative cash flows from operations of $4.5 million, and had an accumulated deficit of $392.8 million as of September 30, 2023. For the year ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million. Furthermore, as at September 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of its notes and while the defaults were subsequently waived (see note 8), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

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
For the three and six-month periods ended September 30, 2023 and 2022

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

Transactions in foreign currencies are translated to the respective functional currencies of the Company’s subsidiaries at the average exchange rates for the period. The monetary items denominated in currencies other than the functional currency of a subsidiary are translated at the exchange rates prevailing at the balance sheet date. Non-monetary items denominated in currencies other than the functional currency are translated at historical rates. Gains and losses resulting from re-measurement are recorded in the Company’s condensed consolidated interim statement of loss and comprehensive loss as foreign exchange gain (loss).

As a result of the divestiture of its Canadian cannabis business, a significant portion of its remaining revenues, expenses, assets and liabilities are denominated in US dollars. In addition, and as a result of the increasing operations in the U.S., Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

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

The preparation of the condensed consolidated interim financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management.

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

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

Estimates include the following:

●	Estimating the write down of inventory.
●	Estimating expected credit losses for receivables.
●	Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.
●	Estimating the lease term of contracts with extension options and termination options.
●	Estimating the revenue from contracts with customers subject to variable consideration.
●	Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 13).
●

Estimating the fair value of the identifiable assets acquired, liabilities assumed, and consideration transferred of the acquired business, including the related contingent consideration and call option.

●	Estimating the litigation provision as it depends upon the outcome of proceedings (note 9).

3.	Significant accounting policies:

These unaudited Condensed Consolidated Interim Financial Statements have been prepared in accordance U.S. GAAP and on a basis consistent with those accounting principles followed by the Company and disclosed in note 2 of its Annual Consolidated Financial Statements for the year ended March 31, 2023, and should be read in conjunction with and Notes thereto.

(a)	Basis of consolidation:

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated from the Company’s condensed consolidated interim financial statements. On February 10, 2021, Neptune acquired a 50.1% interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). The accounts of the subsidiary are included in the condensed consolidated interim financial statements from that date.

(b)	New standards and interpretations:

New standards

In October 2021, the FASB issued an Accounting Standards Update ("ASU"), ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC Topic 805, Business Combinations, ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (1) recognition of an acquired contract liability and (2) payment terms and their direct effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company has adopted ASU 2021-08 for its fiscal year beginning April 1, 2023, and the Company’s evaluation of the impact of this adoption was immaterial on the condensed consolidated interim financial statements presented.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 for its fiscal year beginning April 1, 2023, and the Company’s evaluation of the impact of adoption was immaterial on the condensed consolidated interim financial statements presented.

Accounting pronouncements not yet adopted

No new accounting pronouncements were issued in 2023 that were deemed to be material or potentially material to the Company and its financial reporting.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

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

As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5,523,255, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. As at March 31, 2022, the fair value of the asset was remeasured to $nil, generating a loss on re-measurement of $5,598,198 accounted under revaluation of derivatives for the year ended on that date. As at September 30, 2023, the fair value of the asset remains $nil.

On September 18, 2023, the Company announced that the Board of Directors has approved a plan to proceed with a spinout to Neptune shareholders of a majority of its equity interest in Sprout. Upon completion of the spinout, which would follow the previously announced exchange by Neptune of existing Sprout debt for Sprout equity, pursuant to the term sheet entered into with Morgan Stanley as previously announced on August 17, 2023 (see note 8), it is anticipated that Neptune would spin out a majority of its equity interest in Sprout to current Neptune shareholders, and Neptune would keep a retained interest of approximately 10-15%. The completion of the proposed spinout transaction and contemplated distribution of Sprout shares to Neptune shareholders are subject to a number of conditions, including the completion of legal and tax structuring analyses, completion of financial analysis, determination of the structure of Sprout, determination of final details of the transaction, settlement of the board and management team for Sprout, required regulatory approvals, any required shareholder approval, and the listing of the Sprout shares on a stock exchange. There is no certainty that the foregoing conditions will be satisfied or that the spinout transaction will be completed on the terms proposed or at all. The Board of Neptune may determine to not proceed with the transaction should there be a change in market conditions or investor interest or should another opportunity arise, that would be deemed to better enhance value to Neptune stakeholders.  As a result, the proposed transaction is not reflected in these unaudited Condensed Consolidated Interim Financial Statements.

5.	Inventories:

	September 30, 2023	March 31, 2023

Raw materials	$4,979,067	$5,314,450
Finished goods	6,634,334	7,360,850
Supplies and spare parts	350,970	330,774
	$12,060,951	$13,006,074

During the three and six-month periods ended September 30, 2023, the Company recorded impairment losses of $216,184 and $ 216,184 respectively (2022 – $ nil and $3,079,997 ) as a result of inventory measurements to their net realizable value. The impairment losses during the six-month period ended September 30, 2022 related to certain Cannabis inventories sold or returned for higher than impaired values and the impairment loss during the six-month period ended September 30, 2022 are related Cannabis inventories that were sold during the periods at lower than costs or that are not expected to be realized.

6.	Property, plant and equipment:

As at September 30, 2022, property, plant and equipment in the amount of $3,203,557 related to the Canadian cannabis asset group were classified as assets held for sale on the balance sheet; the rest of the Cannabis related assets were written down, resulting in impairment losses of $14,530,458 and $15,346,119 respectively for the three and six-month periods ended September 30, 2022.

7.	Goodwill and intangible assets:

The Company assesses at each reporting date whether there is an indication that an asset group or a reporting unit may be impaired.

During the fourth quarter of year ended March 31, 2023, the Company performed an annual impairment testing of the Sprout goodwill. The Company compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and a $11,971,965 goodwill impairment loss was recorded in the fourth quarter of the year ended March 31, 2023, resulting in no goodwill remaining. The fair value of the reporting unit was estimated using a discounted cash flow model with a WACC pre-tax discount rate of 11.6%. The discount rate represents the WACC for comparable companies operating in similar industries as the reporting unit, based on publicly available information. Determination of the WACC requires separate analysis of the cost of equity and debt and considers a risk premium based on an assessment of risks related to the projected cash flows of the reporting unit. During the fourth quarter of the year ended March 31, 2023, all of the trademark intangible assets on Sprouts books were also impaired, which resulted in an impairment of $15,385,531. These impairments were mostly due to revised expected cash inflows based on the Company's latest projections.

During the third quarter of the year ended March 31, 2023, due to the Company’s sustained decrease in share price, the Company concluded a triggering event occurred and performed a quantitative impairment test for the Sprout reporting unit. Based on the results of the Company’s third quarter impairment analysis, the estimated fair value of the Sprout reporting unit exceeded its carrying value, and no impairment was recognized.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

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

Cash flows were projected based on past experience, actual operating results and the three-year business plan including a terminal growth rate of 2.5%. The most significant assumptions used to estimate the fair values using a discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. A decrease in the projected cash flow or an increase in discount rate could have resulted in a higher impairment charge.

There was no change to the fair value of the Biodroga goodwill, aside from currency translation induced changes.

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	September 30, 2023	March 31, 2023

Biodroga	$2,428,718	$2,426,385
	$2,428,718	$2,426,385

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

8.	Loans and borrowings:

	September 30, 2023	March 31, 2023

Loans and borrowings:

Promissory note originally of $10,000,000 and increased to $13,000,000 on July 13, 2022, issued by Sprout, to Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC"), guaranteed by the Company and secured through a first-ranking mortgage on all movable current and future, corporeal and incorporeal, and tangible and intangible assets of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is compounded and is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal and accrued interest may also be converted, in whole or in part, at any time before February 1, 2024, upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. In connection with the increase of $3,000,000 of the promissory note, MSEC was issued 9,317 common shares of Neptune of a value of $570,185. On April 27, 2023, the note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum to December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

	$17,400,626	$15,622,508

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

	264,443	218,517

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

	578,288	496,061

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

	2,346,449	3,607,116

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

	6,008,635	2,762,110

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

	294,996	244,952

	26,893,437	22,951,264
Less current portion of loans and borrowings	10,208,916	7,538,369
Loans and borrowings	$16,684,521	$15,412,895

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

On October 13, 2023, the Company announced that it had prepaid in full its senior secured notes with CCUR Holdings, Inc. and Symbolic Logic, Inc., after a payment of approximately $2.3 million. The senior secured notes had an original principal amount of $4 million and bore a fixed interest rate of 16.5% per annum.

On August 17, 2023, Neptune announced entering into a binding term sheet with NH Expansion Credit Fund Holdings L.P. ("Morgan Stanley" or "MSEC") for the Company's organic baby and toddler food brand, Sprout Organics, providing Neptune with an option to exchange its existing Sprout debt for Sprout equity, on or prior to November 13, 2023 (the "Exchange"), resulting in Neptune ownership of approximately 89.5% of Sprout.  The Exchange would substantially reduce Sprout's debt. The Exchange is subject to the execution of definitive agreements and receipt of required consents.  The term sheet further provides for amendments to remaining Sprout promissory notes in the event that the Exchange is consummated, including that such promissory notes would have their maturity date extended to  June 30, 2025 and the termination of the guarantee currently provided by the Company. The term sheet further specifies certain terms governing a transaction that, if consummated, would result in Sprout becoming an independent trading entity (see note 4(b)). There can be no assurances that such a transaction will be consummated, but the Exchange was completed on November 8, 2023.

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

During the three and six-month periods ended September 30, 2023, interest expense of $1,273,477 and $3,240,558 respectively were recognized on loans and borrowings (2022 - $224,632 and $474,632). In addition there were respectively $177,474 and $376,746 in factoring fees and exit fees of nil and $138,606 for the three and six-month periods ended September 30, 2023 with no corresponding amounts in the same period for 2022.

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

As of September 30, 2023, a provision of $ 1,213,954 ( March 31, 2023 - $ 963,808) has been recorded by the Company. During the three and six-month periods ended September 30, 2023, the Company increased the provision by $186,050 and $250,146 respectively, and made no payments to the Former CEO in relation to this provision. During the three and six-month periods ended September 30, 2022, the Company increased the provision by respectively $90,625 and $216,829, recorded foreign currency translation adjustments of $(35,993) and $(47,024), and made no payments to the Former CEO in relation to this provision.

Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)

In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019, between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1 to August 5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of SugarLeaf Labs, Inc. The Company strongly disagrees with this award; Neptune has not made any payment toward this award and intends to challenge the validity of the award in federal court. Based on currently available information, a provision of $4,000,000 and $600,000 has been recognized for this case as of September 30, 2023 and March 31, 2023, respectively.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

(c)

A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the year ended March 31, 2023, the Company made aggregate payments of $515,464 to the supplier and recorded foreign currency translation adjustments of $(63,381). The Company made the final payment on October 12, 2022. This provision was included in trade and other payables. As at September 30, 2023, the balance of this payable was $nil.

(d)

On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023 the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made, on April 21, 2023, and May 4, 2023. As at September 30, 2023, the $2,750,000 balance of the settlement is included in trade and other payables. Neptune paid the balance of the settlement in securities, by issuing 2,522,936 common shares worth an aggregate of $2,750,000 on October 10, 2023.

(e)	As at September 30, 2023, the Company has various additional other provisions for legal fees obligations for an aggregate amount of $1,656,861 ( March 31, 2023 – $1,384,532).

10.	Liability related to warrants:

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

On September 21, 2023, the Company announced its public offering ( "September 2023 Direct Offering") of 1,800,000 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 1,800,000 common shares at a combined public offering price of $2.50 per share and accompanying warrant, resulting in gross proceeds of approximately $4.5 million. The warrants have an exercise price of $2.50 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on September 26, 2023. On that day, the Company issued 250,000 common shares and 1,550,000 pre-funded warrants, along with 1,800,000 warrants (the "September 2023 Warrants"). As of September 30, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants, leaving 394,000 pre-funded warrants outstanding; none of the September 2023 Warrants have been exercised to date.

Proceeds of the $4,500,000 September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $1,972,101 for the September 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $2,021,466 relative fair value recorded under equity, and by difference, $506,278 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the three-month period ended September 30, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were of $763,012, of which $85,847 were recorded under common stock, $342,768 were recorded under equity warrants and $334,397 were recorded under finance costs.

In connection with the offering closed on September 26, 2023, the Company has agreed that certain existing warrants to purchase up to an aggregate of 478,132 common shares that were previously issued in October 2020, February 2021, March 2022, June 2022, October 2022 and May 2023, at exercise prices ranging from $13.20 to $3,150 per share with expiration dates ranging from October 22, 2025 to June 23, 2029, were amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $2.50, with expiration dates five years following the closing of the offering, with the exception of warrants to purchase up to 24,320 common shares which will expire on June 23, 2029.

On May 11, 2023, the Company announced its public offering ( "May 2023 Direct Offering") of 303,032 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 303,032 common shares at a combined public offering price of $13.20 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants had an exercise price of $13.20 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. On that day, the Company issued 110,380 common shares and 192,652 pre-funded warrants, along with 303,032 warrants (the "May 2023 Warrants"). On September 26, 2023, the exercise price was amended to $2.50 per share and the expiry date was amended to September 26, 2028.  As of September 30, 2023, 192,652 common shares were issued upon exercise of pre-funded warrants, leaving no pre-funded warrants outstanding; none of the May 2023 Warrants have been exercised to date.

Proceeds of the $4,000,000 May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the three-month period ended September 30, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

In connection with the offering closed on May 15, 2023, the Company has agreed that certain existing warrants to purchase up to an aggregate of 210,597 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $64.80 to $448.00 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, will be amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $13.20, with expiration dates five years following the closing of the offering, with the exception of Series C Warrants to purchase up to 24,320 common shares which will expire on June 23, 2029 as currently contemplated. This amendment resulted in a loss of $787,985 on remeasurement of warrant liabilities in the first quarter of fiscal 2024.

On January 12, 2023, Neptune closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4,000,000 with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants ( "January 2023 Warrants") to purchase an aggregate of 21,250 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.20 per common share. Based on the fair value of the warrants as at the date of closing, which was determined using a Binomial model, the Company recorded the full proceeds to liabilities, with an initial liability related to warrants of $338,320 for a fair value of the senior notes of $3,661,680.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

On October 11, 2022, the Company closed a registered direct offering ( "October 2022 Direct Offering") of 80,214 of its Common Shares and warrants ("Series E Warrants") to purchase up to 160,428 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $74.80. The Series E Warrants have an exercise price of $64.80 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of $6,000,002 and net proceeds of $5,135,002 after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, which was determined using a Black-Scholes model, the Company recorded the full proceeds to liabilities, with an initial liability of $7,029,614 and a loss on initial recognition of $1,029,614. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares. Total issue costs related to this offering of $865,000 were recorded under finance costs. On May 15, 2023, the exercise price of 106,952 Series E Warrants was amended to $13.20 and on September 26, 2023, the exercise price of all Series E Warrants was amended to $2.50 per share and the expiry date was amended to September 26, 2028.

As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively. The reclassification did not impact the net earnings for the period.

On June 23, 2022, Neptune issued a total of 16,140 pre-funded warrants (“Pre-Funded Warrants”), along with 32,500 common shares of the Company, as part of a registered direct offering ( "June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 48,640 Series C Warrants (the "Series C Warrants"), and 48,640 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrants is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $102.80, for aggregate gross proceeds of $5,000,002 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. When issued, the Series C Warrants and the Series D Warrants had an exercise price of $92.80 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance. On October 6, 2022, the Company agreed to extend the termination date of 24,320 Series C Warrants by two years. On May 15, 2023, the exercise price of the Series C Warrants and Series D Warrants was amended to $13.20 and was further amended to $2.50 on September 26, 2023, on which date the expiry date was also amended to September 26, 2028, except for the 24,320 Series C Warrants expiring on June 23, 2029, as amended on October 6, 2022.

Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. The Pre-Funded Warrants were exercised in full on June 24, 2022, for gross proceeds of $65. Total issue costs related to this private placement of $465,211, were recorded under finance costs. In addition to the issuance cost specific to the direct offering, the Company incurred legal fees in connection with all financing arrangements in the year ended March 31, 2023 which amounted to $170,739.

During the month of August 2022, a total of 5,031 Series C Warrants and 24,320 Series D Warrants were exercised at $92.80 each in cashless transactions, which resulted in an aggregate total of 9,613 shares being issued for an aggregate value of $1,769,000.

The fair value of the Series C Warrants and Series D Warrants liability was determined using the Binomial model. Warrants are revalued each period-end at fair value and accounted for in the Company's condensed consolidated interim statement of loss and comprehensive loss under “gain on revaluation of derivatives”.

Changes in the value of the liability related to the warrants for the six-month periods ended September 30, 2023 and 2022 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2022	48,151	$12,697,487
Warrants issued during the period	97,280	–
Warrants exercised during the period	(29,351)	(1,769,000)
Net revaluation gain		(7,715,810)
Movements in exchange rates		(392,652)
Outstanding as at September 30, 2022	116,080	$2,820,025

Outstanding as at March 31, 2023	285,325	$3,156,254
Warrants issued during the period	2,103,034	3,997,348
Net revaluation gain		(4,644,911)
Outstanding as at September 30, 2023	2,388,359	$2,508,691

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

The following table provides the relevant information on the outstanding warrants as at September 30, 2023:

Reference	Date of issuance	Number of warrants outstanding	Number of warrants exercisable	Exercise price	Expiry date

Series A Warrants	March 14, 2022	17,858	17,858	$2.50	September 26, 2028
Series B Warrants	March 14, 2022	17,858	17,858	$2.50	September 26, 2028
Series C Warrants	June 23, 2022	19,289	19,289	$2.50	September 26, 2028
Series C Warrants	June 23, 2022	24,320	24,320	$2.50	June 23, 2029
Series D Warrants	June 23, 2022	24,320	24,320	$2.50	September 26, 2028
Series E Warrants	October 11, 2022	53,477	53,477	$64.80	October 11, 2027
Series E Warrants	October 11, 2022	106,952	106,952	$2.50	September 26, 2028
January 2023 Warrants	January 12, 2023	21,251	21,251	$21.20	January 12, 2028
May 2023 Warrants	May 15, 2023	30,382	30,382	$13.20	May 15, 2028
May 2023 Warrants	May 15, 2023	272,652	272,652	$2.50	September 26, 2028
September 2023 Warrants	September 26, 2023	1,800,000	1,800,000	$2.50	September 26, 2028

		2,388,359	2,388,359	$4.20

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the six-month periods ended September 30, 2023 and 2022 is presented in the following tables:

	2020 Warrants		2021 Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balance - beginning of period	$—	$309,769	$—	$306,704

Change in fair value to date of transfer to equity	—	(279,056)	—	(276,527)
Translation effect	—	(11,655)	—	(11,525)

Balance - end of period	$—	$19,058	$—	$18,652

	Series A Warrants		Series B Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balance - beginning of period	$106,207	$3,270,816	$3,641	$1,683,241

Change in fair value	(87,116)	(2,728,178)	15,450	(1,571,237)
Translation effect	—	(136,418)	—	(59,975)

Balance - end of period	$19,091	$406,220	$19,091	$52,029

	Series C Warrants		Series D Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balance - beginning of period	$494,289	$4,046,836	$153,598	$3,080,121

Warrants exercised during the period	—	(365,224)	—	(1,403,776)
Change in fair value	(447,113)	(1,881,806)	(127,599)	(979,006)
Translation effect	—	(121,760)	—	(51,319)

Balance - end of period	$47,176	$1,678,046	$25,999	$646,020

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

	Series E Warrants		January 2023 Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balance - beginning of period	$2,046,082	$—	$352,437	$—

Change in fair value	(1,904,645)	—	(337,132)	—

Balance - end of period	$141,437	$—	$15,305	$—

	May 2023 Warrants		September 2023 Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balance - beginning of period	$—	$—	$—	$—

Warrants issued during the period	2,025,247	—	1,972,101	—
Change in fair value	(1,708,929)	—	(47,827)	—

Balance - end of period	$316,318	$—	$1,924,274	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	2020 Warrants		2021 Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Share price	N/A	$60.80	N/A	$60.80
Exercise price	N/A	$3,150.00	N/A	$3,150.00
Dividend yield	N/A	—	N/A	—
Risk-free interest	N/A	4.18%	N/A	4.10%
Remaining contractual life (years)	N/A	3.06	N/A	3.88
Expected volatility	N/A	99.0%	N/A	93.1%

	Series A Warrants		Series B Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Share price	$1.32	$60.80	$1.32	$60.80
Exercise price	$2.50	$448.00	$2.50	$448.00
Dividend yield	—	—	—	—
Risk-free interest	4.60%	3.98%	4.60%	3.97%
Remaining contractual life (years)	5.00	4.96	5.00	0.96
Expected volatility	127.1%	90.8%	127.1%	117.1%

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

	Series C Warrants		Series D Warrants
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Share price	$1.32	$60.80	$1.32	$60.80
Exercise price	$2.50	$92.80	$2.50	$92.80
Dividend yield	—	—	—	—
Weighted average risk-free interest	4.60%	4.01%	4.60%	4.11%
Weighted average remaining contractual life (years)	5.41	4.73	5.00	1.73
Weighted average expected volatility	124.9%	90.1%	127.1%	107.7%

	Series E Warrants		January 2023 Warrants
	September 30, 2023	October 11, 2022 (Grant date)	September 30, 2023	January 12, 2023 (Grant date)

Share price	$1.32	$61.60	$1.32	$21.20
Weighted average exercise price	$2.50	$64.80	$2.50	$21.20
Dividend yield	—	—	—	—
Weighted average risk-free interest	4.63%	4.14%	4.67%	3.53%
Weighted average remaining contractual life (years)	4.43	5.00	4.29	5.00
Weighted average expected volatility	130.6%	90.4%	134.6%	98.2%

	May 2023 Warrants		September 2023 Warrants
	September 30, 2023	May 15, 2023 (Grant date)	September 30, 2023	September 26, 2023 (Grant date)

Share price	$1.32	$8.80	$1.32	$1.35
Exercise price	$2.50	$13.20	$2.50	$2.50
Dividend yield	—	—	—	—
Risk-free interest	4.60%	3.46%	4.60%	4.62%
Remaining contractual life (years)	4.96	5.00	4.75	5.00
Expected volatility	127.5%	110.9%	127.1%	126.8%

The Company measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs. The Company uses the historical volatility of the underlying shares to establish the expected volatility of the warrants. An increase or decrease in this assumption to estimate the fair values using the Binomial model option pricing model would result in an increase or a decrease in the fair value of the instruments, respectively.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

11.	Capital and other components of equity:

(a)	Share capital:

Authorized capital stock:

Unlimited number of shares without par value:

●	Common shares

Preferred shares, issuable in series, rights, privileges and restrictions determined at time of issuance:

●

Series A preferred shares, non-voting, non-participating, fixed, preferential, and non-cumulative dividend of 5% of paid-up capital, exchangeable at the holder’s option under certain conditions into common shares (none issued and outstanding).

All issued shares are fully paid.

(b)	Share options exercised:

During the three and six-month periods ended September 30, 2023 and 2022, Neptune issued no common shares of the Company upon exercise of stock options.

(c)	DSUs released:

During the three and six-month periods ended September 30, 2023 and 2022 , Neptune issued no common shares of the Company for the release of DSUs to former and current members of the Board of Directors.

(d)	RSUs released:

During the three and six-month periods ended September 30, 2023, Neptune issued no common shares of the Company for RSUs released to the CEO as part of his employment agreement.

During the six-month period ended September 30, 2022, Neptune issued 5,420 common shares of the Corporation for RSUs released to the CEO as part of his employment agreement at a weighted average price of $478.46 per common share. The Corporation, with the consent of the CEO delayed issuance of an additional 3,479 RSUs since withholding taxes of $978,117 were paid or payable pursuant to the issuance of the common shares.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

(e)	Restricted shares:

During the three and six-month periods ended September 30, 2023 and 2022, Neptune issued no restricted common shares of the Company to employees.

(f)	Warrants:

On September 26, 2023, as part of the September 2023 Direct Offering described under note 10, Neptune issued 250,000 common shares and 1,550,000 pre-funded warrants ( “September 2023 Pre-Funded Warrants”), with each September 2023 Pre-Funded Warrant exercisable for one Common Share. The September 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and were exercisable commencing on the Closing Date and are to terminate when such Pre-Funded Warrants would be exercised in full. As of September 30, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants for $116, leaving 394,000 September 2023 Pre-Funded Warrants outstanding.

On May 15, 2023, as part of the May 2023 Direct Offering described under note 10, Neptune issued 110,380 common shares and 192,652 pre-funded warrants ( “May 2023 Pre-Funded Warrants”), with each May 2023 Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and were exercisable commencing on the Closing Date and are to terminate when such Pre-Funded Warrants would be exercised in full. As of September 30, 2023, 192,652 common shares were issued upon exercise of pre-funded warrants for $541, leaving no May 2023 Pre-Funded Warrants outstanding.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $300,000 to various investors. Pursuant to the terms of those promissory notes, the Company also issued to these investors warrants ( "March 2023 Warrants") to purchase an aggregate of 2,778 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.60 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $37,723.

As of October 1, 2022, as a result of the change in functional currency of Neptune, the 2020 Warrants and 2021 Warrants no longer met the criteria for liability classification and therefore were reclassified as equity prospectively. The reclassification did not impact the net earnings for the period. In connection with the offering closed on September 26, 2023, the Company has agreed that these warrants were amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to $2.50, with expiration dates five years following the closing of the offering.

On June 23, 2022, as part of the June 2022 Direct Offering described under note 10, Neptune issued a total of 16,140 pre-funded warrants ( “June 2022 Pre-Funded Warrants”), with each June 2022 Pre-Funded Warrant exercisable for one Common Share. The June 2022 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.04 and were exercisable commencing on the Closing Date and were to terminate when such June 2022 Pre-Funded Warrants would be exercised in full. The June 2022 Pre-funded warrants were fully exercised on June 24, 2022, for $65.

Changes in the value of equity related to the warrants were as follows:

	September 30, 2023		September 30, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2023 and 2022	$36.64	1,569,625	$13,013.78	4,412
Issued	0.0040	192,652	0.0040	16,139
Exercised	0.0007	(1,348,652)	0.0040	(16,139)
Warrants outstanding at September 30, 2023 and September 30, 2022	$139.03	413,625	$13,013.78	4,412

Warrants exercisable at September 30, 2023 and September 30, 2022	$139.03	413,625	$13,013.78	4,412

Warrants of the Company classified as equity are composed of the following as at September 30, 2023 and March 31, 2023:

			September 30, 2023			March 31, 2023
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	1,429	1,429	$1,630,210	1,429	1,429	$1,630,210
Warrants AMI (ii)	2,983	2,983	4,449,680	2,983	2,983	4,449,680
2020 Warrants (iii)	7,524	7,524	19,058	7,524	7,524	19,058
2021 Warrants (iv)	4,911	4,911	18,652	4,911	4,911	18,652
March 2023 Warrants	2,778	2,778	37,723	2,778	2,778	37,723
September 2023 Pre-Funded Warrants	394,000	394,000	426,710	—	—	—
	413,625	413,625	$6,582,033	19,625	19,625	$6,155,323

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

(i)

During the year ended March 31, 2020, Neptune granted 1,429 warrants (“Warrants IFF”) with an exercise price of $16,800.00 expiring on November 7, 2024. The warrants, granted in exchange for services to be rendered by non-employees, vested proportionally to the services rendered. The Warrants IFF fully vested in fiscal year ended March 31, 2022 and as such no expense was recognized in relation to those instruments since then.

(ii)

During the year ended March 31, 2020, Neptune granted 2,983 warrants (“Warrants AMI”) with an exercise price of $11,200.00 with 2,143 expiring on October 3, 2024 and 840 expiring on February 5, 2025. The warrants, granted in exchange for services to be rendered by non-employees, vest proportionally to the services rendered. The Warrants AMI fully vested in fiscal year ended March 31, 2021 and as such no expense was recognized in relation to those instruments since then.

(iii)

During the year ended March 31, 2021, Neptune issued a total of 7,524 warrants (“2020 Warrants”) with an exercise price of $3,150.00 expiring on October 22, 2025. The warrants, issued as part of the Private Placement entered into on October 20, 2020, were exercisable beginning anytime on or after April 22, 2021 until October 22, 2025. Initially classified as liability, the 2020 Warrants which had a fair value of $19,058 were reclassified as equity on October 1, 2022 as a result of the change in functional currency. The holders of these warrants will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.  On September 26, 2023, the 2020 Warrants were amended to expire on September 26, 2028 with an exercise price of $2.50.

(iv)

On February 19, 2021, the Corporation issued 4,911 warrants (“2021 Warrants”) with an exercise price of $3,150.00 expiring on August 19, 2026. The warrants, issued as part of a Registered Direct Offering entered into on February 17, 2021, were exercisable beginning anytime on or after August 19, 2021 until August 19, 2026. Initially classified as liability, the 2021 Warrants which had a fair value of $18,652 were reclassified as equity on October 1, 2022 as a result of the change in functional currency. The holders of these warrants will be entitled to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares. On September 26, 2023, the 2021 Warrants were amended to expire on September 26, 2028 with an exercise price of $2.50.

(g)	Common shares issued in connection with debt financing:

On February 15, 2023, Neptune issued 3,659 common shares for a value of $96,578 in connection with an aggregate $550,000 Secured Promissory Notes that were issued by Sprout on November 8, 2022, for the payment of borrowing costs.

On September 9, 2022, Neptune issued 920 common shares for a value of $75,736 in connection with a new $250,000 Secured Promissory Notes that were issued by Sprout, for the payment of borrowing costs.

On July 13, 2022, Neptune issued 9,317 common shares for a value of $570,185 in connection with the amendment of the Secured Promissory Notes that were issued by Sprout for the payment of borrowing costs. In connection with this amendment, investment funds managed by MSEC have provided an additional $3 million in Secured Promissory Notes to Sprout.

(h)	Direct Offerings:

On September 26, 2023, Neptune issued a total of 1,550,000 pre-funded warrants ( “September 2023 Pre-Funded Warrants”), along with 250,000 common shares of the Company, as part of a registered direct offering ( "September 2023 Direct Offering"). Each September 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the September 2023 Pre-Funded Warrants were sold together with 1,800,000 September 2023 Warrants (see note 10). Each of the September 2023 Warrant is exercisable for one common share. Each of the common shares and September 2023 Pre-Funded Warrants and the accompanying September 2023 Warrants were sold together at a combined offering price of $2.50, for aggregate gross proceeds of $4,500,000 before deducting fees and other estimated offering expenses. The September 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Warrants have an exercise price of $2.50 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the September 2023 Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $1,972,101 for the September 2023 Warrants. The September 2023 Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $2,021,466 relative fair value recorded under equity, and by difference, $506,278 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. The September 2023 Pre-Funded Warrants were exercised in part during the three and six-month periods ended September 30, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were $763,012, of which $85,847 were recorded under common stock, $342,768 were recorded under equity warrants and $334,397 were recorded under finance costs.

On May 15, 2023, Neptune issued a total of 192,652 pre-funded warrants ( “May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ( "May 2023 Direct Offering"). Each May 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the May 2023 Pre-Funded Warrants were sold together with 303,032 May 2023 Warrants (see note 10). Each of the May 2023 Warrant is exercisable for one common share. Each of the common shares and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such May 2023 Pre-Funded Warrants are exercised in full. The May 2023 Warrants had an exercise price of $13.20 per share and could be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. The May 2023 Pre-Funded Warrants were fully exercised over the three and six-month periods ended September 30, 2023 for gross proceeds of $771. Total issue costs related to this direct offering were $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

On June 23, 2022, Neptune issued a total of 16,140 pre-funded warrants (“Pre-Funded Warrants”), along with 32,500 common shares of the Company, as part of a registered direct offering ( "June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 48,640 Series C Warrants (the "Series C Warrants"), and 48,640 Series D Warrants (the "Series D Warrants") and collectively, the "June 2022 Common Warrants". Each of the June 2022 Common Warrant is exercisable for one common share. Each of the common share and Pre-Funded Warrants and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $102.80, for aggregate gross proceeds of $5,000,002 before deducting fees and other estimated offering expenses. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and were exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $92.80 per share and could be exercised for a period of 5 years and 2 years respectively from the date of issuance. On October 6, 2022, the Company agreed to extend the termination date of 24,320 Series C Warrants by two years. Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4,046,836 for the Series C Warrants and $3,080,121 for the Series D Warrants. Because the fair value of the liability classified warrants exceeded the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss $2,126,955 was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. The Company is in need of financing to be able to continue its activities as described in note 1. The Pre-Funded Warrants were exercised in full on June 24, 2022, for gross proceeds of $65. Total issue costs related to this private placement of $465,211, were recorded under finance costs. During the month of August 2022, a total of 5,031 Series C Warrants and 24,320 Series D Warrants were exercised at $92.80 each in cashless transactions, which resulted in an aggregate total of 384,446 shares being issued for an aggregate value of $1,769,000.  The exercise price of the remaining 43,609 Series C Warrants and 24,320 Series D Warrants was amended on September 26, 2023, to $2.50 per share; the expiry date of 19,289 Series C Warrants and 24,320 Series D Warrants was also amended to September 26, 2028.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

12.	Non-controlling interest:

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended		Six-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue from contracts with customers	$5,687,955	$8,364,475	$14,059,754	$16,522,072
Cost of sales	(6,862,077)	(7,610,969)	(14,548,943)	(15,923,258)
Selling, general and administrative expenses	(5,333,019)	(2,472,272)	(8,148,909)	(6,227,801)
Impairment loss on goodwill and intangible assets	—	(10,164,000)	—	(10,164,000)
Finance costs	(2,403,336)	(923,315)	(3,250,564)	(1,462,282)
Loss before tax	(8,910,477)	(12,806,081)	(11,888,662)	(17,255,269)
Net loss	(8,910,477)	(12,806,081)	(11,888,662)	(17,255,269)
Total comprehensive loss	(8,910,477)	(12,806,081)	(11,888,662)	(17,255,269)
Loss attributable to the subsidiary's non-controlling interest	(4,446,328)	(1,803,089)	(5,932,442)	(2,220,145)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(4,446,328)	$(11,002,992)	$(5,932,442)	$(2,220,145)

Summarized statement of balance sheets:

	September 30, 2023	March 31, 2023
Current assets	$10,747,937	12,382,450
Non-current assets	6,307	9,788
Current liabilities	21,120,341	12,938,219
Non-current liabilities	38,169,330	35,789,746
Total equity (deficiency)	(48,535,427)	(36,335,727)
Attributable to:
Equity holders of the Company	$(55,325,062)	$(20,714,912)
Non-controlling interest	6,789,635	(15,620,815)

Summarized statement of cash flow:

	Three-month period ended		Six-month period ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash flow used in operating activities	$(1,012,780)	$(1,842,160)	$(2,577,557)	$(3,925,100)
Cash flow provided by investing activities	—	—	—	—
Cash flow provided by financing activities	1,015,043	2,601,978	2,905,697	3,250,000
Net increase (decrease) in cash and cash equivalents	$2,263	$759,818	$328,140	$(675,100)

(1) Cash flow from financing activities is partially provided through intercompany advances.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

13.	Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of   $ 467,269  and   $ 1,083,426  respectively were recognized on equity share based awards for the  three and six-month periods ended September 30, 2023  and expenses of nil and nil on liability-based awards in the condensed consolidated interim statement of loss and comprehensive loss for the   three and six-month periods ended September 30, 2023  ( 2022  - respectively  $ 639,883 and  $ 1,826,983 for equity-based awards and $1,750 and $3,152,578 for liability-based awards).

As at September 30, 2023, the Company had the following share-based payment arrangements:

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

The number and weighted average exercise prices of stock options are as follows:

	2023		2022
	Weighted		Weighted
	average		average
	exercise	Number of	exercise	Number of
	price	options	price	options

Options outstanding at April 1st, 2023 and 2022	$729.32	10,443	$1,496.49	7,384
Granted	—	—	64.14	5,744
Forfeited/Cancelled	109.36	(2,027)	568.53	(1,419)
Expired	—	—	1,381.41	(28)
Options outstanding at September 30, 2023 and 2022	$867.87	8,416	$885.15	11,681

Options exercisable at September 30, 2023 and 2022	$867.95	7,855	$1,895.06	3,917

				September 30, 2023

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$62 - $64	3.88	990	966	$62.00
$64 - $243	3.99	2,852	2,852	65.60
$243 - $8960	3.36	466	168	470.01
$896 - $1129	2.87	2,144	2,145	1,022.00
$1130 - $6273	5.58	1,964	1,724	2,493.46
	4.03	8,416	7,855	$867.95

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

The weighted average fair value of the options granted to employees during the three and six-month periods ended September 30, 2023 was $ nil(2022 - $63.60 and $63.60 respectively). No options were granted by the Company to non-employees during the six-month periods ended September 30, 2023 and 2022.

Stock-based compensation recognized under this plan amounted to $18,995 and $167,924 respectively for the three and six-month periods ended September 30, 2023 (2022 - $(5,138) and $475,273 respectively). Unrecognized compensation cost at September 30, 2023 is $51,308, with a weighted average period remaining of 0.85 years (2022 - $752,005 with a weighted average period remaining of 1.03 years).

(ii)	Non-market performance options:

On July 8, 2019, the Company granted 2,500 non-market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date). None of these non-market performance options have vested as at September 30, 2023. These options were not exercisable as at September 30, 2023 and 2022.

No stock-based compensation expense was recognized during the three and six-month periods ended September 30, 2023 and 2022.

(iii)	Market performance options:

On July 8, 2019, the Company granted 3,929 market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of market performance conditions within the following ten years. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date).

The number and weighted average exercise prices of market performance options are as follows:

		2023			2022
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2023 and 2022		$6,202.00	3,929	$6,202.00	3,929
Options outstanding at September 30, 2023 and 2022		$6,202.00	3,929	$6,202.00	3,929

Options exercisable at September 30, 2023 and 2022		$6,202.00	536	$6,202.00	536

Stock-based compensation recognized under this plan amounted to $448,274 and $915,502 respectively for the three and six-month periods ended September 30, 2023 (2022 - $601,957 and $1,202,991). Unrecognized compensation cost at September 30, 2023 is $8,151,228 with a weighted average period remaining of 6.01 years (2022 - $9,884,878 with a weighted average period remaining of 7.01 years).

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

(i)	Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2023 and 2022		$2,657.95	110	$2,657.95	110
DSUs outstanding at September 30, 2023 and 2022		$2,657.95	110	$2,657.95	110

DSUs exercisable at September 30, 2023 and 2022		$2,657.95	110	$2,657.95	110

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

Of the 110 DSUs outstanding as at September 30, 2023 (2022 – 110), no DSUs vested during the six-month period ended September 30, 2023 upon services to be rendered during a period of twelve months from date of grant (2022 – $nil). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $ nil and $ nil respectively for the three and six-month periods ended September 30, 2023 (2022 - $3,831 and $13,025). Unrecognized compensation cost of $nil as at September 30, 2023 ($nil unrecognized compensation cost as at  September 30, 2022).

(ii)	Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal installments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the six-month period ended September 30, 2023 was $nil per unit (2022 - $265.96).

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2023 and 2022		$2,401.60	71	$2,389.92	626
Granted		—	—	265.96	8,734
Forfeited		—	—	2,389.92	(1)
Released through the issuance of common shares	11(d)	—	—	478.46	(5,419)
Withheld as payment of withholding taxes	11(d)	—	—	478.46	(3,479)
RSUs outstanding at September 30, 2023 and 2022		$2,401.60	71	$1,017.60	461

RSUs exercisable at September 30, 2023 and 2022		$2,401.60	71	$2,401.60	71

Stock-based compensation recognized under this plan amounted to nil and nil  respectively for the  three and six-month periods ended September 30, 2023  ( 2022 - $  274,916  and $ 1,883,676 ). Unrecognized compensation cost at  September 30, 2023  is   nil  ( 2022 - $  132,681 unrecognized compensation cost with a weighted average remaining life of   1.49  years).

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 212,500 shares of the Company’s common stock. As the strategic partnership was not consummated by December 31, 2021, the CEO was entitled to monthly cash payments for an aggregate value of approximately $6.9 million or the issuance over time of a fixed amount of fully vested RSUs, at the option of the Company.

The balance of the liability accrual to the CEO is $8,587 (including withholding taxes) as at September 30, 2023, in trade and other payables. The revaluation of the liability amounted to gains of nil and of $8,587 respectively for the three and six-month periods ended September 30, 2023 and were recorded into selling, general and administrative expenses (2022 – a loss of $(1,750) and a gain of $ 3,152,578 respectively). During the three and six-month periods ended September 30, 2023, settlements in RSUs were of $132,681 and nil respectively (2022 - $235,683 and $1,422,904). The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

(c)	Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at  September 30, 2023, the liability related to this long-term incentive of $19,000 ($24,000 as at  March 31, 2023) is presented in Other liability in the consolidated balance sheets. During the six-month period ended September 30, 2023, a recovery of $(5,000)(2022- a recovery of $(64,688)) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss.

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

More specifically, the breakdown between participating and non-participating warrants is as follows:

Reference	Number of warrants outstanding	Number of participating warrants	Number of non-participating warrants

Series A Warrants	17,858	17,858	—
Series B Warrants	17,858	17,858	—
Series C Warrants	43,609	43,609	—
Series D Warrants	24,320	24,320	—
Series E Warrants	160,429	160,429	—
January 2023 Warrants	21,251	21,251	—
May 2023 Warrants	303,034	303,034	—
September 2023 Warrants	1,800,000	1,800,000	—
Warrants classified as liability	2,388,359	2,388,359	—

Warrants IFF	1,429	—	1,429
Warrants AMI	2,983	—	2,983
2020 Warrants	7,524	7,524	—
2021 Warrants	4,911	4,911	—
March 2023 Warrants	2,778	—	2,778
September 2023 Pre-Funded Warrants	394,000	394,000	—
Warrants classified as equity	413,625	406,435	7,190

	2,801,984	2,794,794	7,190

For the three and six-month periods ended September 30, 2023 and 2022, the Company has a net loss, and therefore, the basic and dilutive loss per share is calculated as follows:

	Three-month periods ended		Six-month periods ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net loss attributed to equity holders	$(890,190)	$(30,897,458)	$(9,204,558)	$(35,181,808)
Basic and dilutive loss attributed to common shareholders	$(890,190)	$(30,897,458)	$(9,204,558)	$(35,181,808)

Basic and dilutive weighted-average number of common shares outstanding	646,813	204,388	526,623	197,489

Net loss per share attributable to common shareholders of the Company:
Basic and dilutive loss per share	$(1.38)	$(151.17)	$(17.48)	$(178.15)

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

The following table summarizes outstanding securities not included in the computation of diluted net income (loss) per share as the effect would have been anti-dilutive for each respective period.

	Three-month periods ended		Six-month periods ended
Securities	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Options, RSU's, DSU's	15,026	18,681	15,026	18,681
Warrants	2,407,984	120,488	2,407,984	120,488

15.	Fair-value:

The Company uses various methods to estimate the fair value recognized in the consolidated financial statements. The fair value hierarchy reflects the significance of inputs used in determining the fair values:

●	Level 1 ‒ Unadjusted quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date;

●	Level 2 ‒ Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices);

●	Level 3 ‒ Fair value based on valuation techniques which includes inputs related to the asset or liability that are not based on observable market data (unobservable inputs).

Financial assets and liabilities measured at fair value on a recurring basis are the call option granted to Neptune by Sprout's non-controlling interest owners of equity, the liability to CEO for long-term incentive, and liability related to warrants.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023:

		September 30, 2023
	Notes	Level 1	Level 2	Level 3	Total
Liabilities
Liability related to warrants	10	$—	$—	$2,508,691	$2,508,691
Other liability	13(c)	–	–	19,000	19,000
Total		$—	$—	$2,527,691	$2,527,691

		March 31, 2023
	Notes	Level 1	Level 2	Level 3	Total
Liabilities
Liability related to warrants	10	$—	$—	$3,156,254	$3,156,254
Other liability	13(c)	–	–	24,000	24,000
Total		$—	$—	$3,180,254	$3,180,254

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

Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023, and ending on December 31, 2023. The total consideration payable for the additional shares (“Call Shares”) upon the exercise of the Call Option and the closing of Neptune's acquisition of the Call Shares would be based on multiples per the contract of 3.0x for revenues and 15.0x for EBITDA, weighted at 50% each. On March 31, 2022, the Call option was measured to a $nil value resulting in a loss on revaluation of derivatives of $5,598,198 for the year ended March 31, 2022. There was no change in value of the Call Option since then. The measurement is based on level 3 inputs.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

16.	Commitments and contingencies:

(a)	Commitments:

(i)

On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $188,657. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive. Following the divesture of the Cannabis business, the Company has forfeited its exclusivity on the cannabis portion of the license agreement.

(ii)

On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $1,213,954 for royalty payments has been recognized as of September 30, 2023 ($963,808 as at March 31, 2023). Refer to note 9.

(iii)

On May 28, 2021, Sprout entered into a license agreement with Moonbug Entertainment Limited (“Moonbug”), pursuant to which it would license certain intellectual property, relating to characters from the children’s entertainment property CoComelon, for use on certain Sprout products through December 31, 2023 in exchange for a royalty on net sales. Sprout is required to make minimum guaranteed annual payments to Moonbug of $200,000 over the term of the agreement. The agreement may be extended for an additional three years in exchange for an additional minimum guaranteed annual payment to Moonbug of $200,000 over the extended term of the agreement. Royalties payable under the agreement are set off against minimum guaranteed payments made. As at September 30, 2023, the remaining commitment on the initial term of the agreement is $136,245 ($98,786 as at March 31, 2023).

(iv)

On March 16, 2021, a purported class action, captioned Marvin Gong v. Neptune Wellness Solutions, et al., was filed in the United States District Court for the Eastern District of New York against the Company and certain of its current and former officers. On October 21, 2022, the Company announced that it had agreed to settle and resolve the lawsuit for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023, the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made. Neptune paid the balance of the settlement in securities worth $2,750,000 by issuing 2,522,936 common shares on October 10, 2023.

(b)	Contingencies:

In the normal course of business, the Company is involved in various claims and legal proceedings, for which the outcomes, inflow or outflow of economic benefits, are uncertain. The most significant of which are ongoing are as follows:

(i)

In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019, between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1-5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of SugarLeaf Labs, Inc. The Company strongly disagrees with this award; Neptune has not made any payment toward this award and intends to challenge the validity of the award in federal court. Based on currently available information, a provision of $4,000,000 has been recognized for this case as at September 30, 2023 ($600,000 as at March 31, 2023).

(ii)

On October 22, 2020, Iron Lab, S.A. de C.V. submitted a claim and demand for arbitration against Neptune Wellness Solutions Inc., Neptune Health & Wellness Innovation, Inc. and Biodroga Nutraceuticals Inc., claiming that Neptune and its subsidiaries breached their obligations under a purported agreement with Iron Lab regarding the purchase of hand sanitizer. Neptune and the other respondents dispute the existence of any binding agreements or jurisdiction to hear the arbitration and have asserted counterclaims based on Iron Lab's delivery of non-conforming product based on Neptune's purchase orders. The parties are currently awaiting an award from the arbitration panel. Based on currently available information, no provision has been recognized for this case as at March 31, 2023.

(iii)

On February 4, 2021, the United States House of Representatives Subcommittee on Economic and Consumer Policy, Committee on Oversight and Reform (the “Subcommittee”), published a report, “Baby Foods Are Tainted with Dangerous Levels of Arsenic, Lead, Cadmium, and Mercury” (the “Report”), which stated that, with respect to Sprout, “independent testing of Sprout Organic Foods” has confirmed that their baby foods contain concerning levels of toxic heavy metals.” The Report further stated that after receiving reports alleging high levels of toxic metals in baby foods, the Subcommittee requested information from Sprout but did not receive a response. On February 11, 2021, following the acquisition of a 50.1% stake in Sprout by Neptune, the Subcommittee contacted Sprout, reiterating its requests for documents and information about toxic heavy metals in Sprout’s baby foods. Sprout provided an initial response to the Subcommittee on February 25, 2021, and is cooperating with the Subcommittee requests.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

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

In addition to the consumer class actions discussed above, Sprout is currently named in four lawsuits (a lawsuit filed in California State Court on June 16, 2021 has been dismissed with prejudice, two lawsuits filed in California State Court in October 2023 are pending, a lawsuit was filed in Hawaii State Court on January 9, 2023, and a lawsuit was filed in Nevada Federal Court on March 3, 2023, respectively) alleging some form of personal injury from the ingestion of Sprout’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism spectrum disorder and attention deficit hyperactivity disorder. Sprout denies that its Products contributed to any of these injuries. In addition, the Office of the Attorney General for the District of Columbia (“OAG”) sent a letter to Sprout dated October 1, 2021, similar to letters sent to other baby food manufacturers, alleging potential labeling and marketing misrepresentations and omissions regarding the health and safety of its baby food products, constituting an unlawful trade practice. Sprout has agreed to meet with the OAG and will vigorously defend against the allegations. No provision has been recorded in the financial statements for this matter.

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

17.	Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level.

a)	Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended		Six-month periods ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Canada	$1,197,393	$670,557	$2,226,612	$5,727,059
United States	7,517,184	11,097,554	17,094,095	22,029,091
Other countries	25,311	218,731	46,998	502,920
	$8,739,888	$11,986,842	$19,367,705	$28,259,070

Long-lived assets of the Company are located in the following geographical location:

	September 30, 2023	March 31, 2023
Canada	$198,310	$250,921
United States	964,457	1,152,343
Total property, plant and equipment	$1,162,767	$1,403,264

	September 30, 2023	March 31, 2023
Canada	$1,389,803	$1,607,089
Total intangible assets	$1,389,803	$1,607,089

	September 30, 2023	March 31, 2023
Canada	$2,428,718	$2,426,385
Total goodwill	$2,428,718	$2,426,385

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

b)	Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time as follows:

	Six-month periods ended
	September 30, 2023	September 30, 2022

Nutraceutical products	$5,241,977	$8,303,527
Cannabis and hemp products	—	2,717,327
Food and beverages products	14,059,754	16,702,300
	$19,301,731	$27,723,154

18.	Subsequent events:

On October 10, 2023, the Company completed the settlement of a putative shareholder class action lawsuit filed against Neptune and certain of its current and former officers and directors, by issuing 2,522,936 common shares worth an aggregate of $2,750,000 (see notes 9(d) and 16(iv)).

On October 13, 2023, the Company announced it has prepaid in full its senior secured notes with CCUR Holdings, Inc. and Symbolic Logic, Inc., after a payment of approximately $2.3 million. The senior secured notes had an original principal amount of $4 million and bore a fixed interest rate of 16.5% per annum (see note 8).

On  November 7, 2023, the Company, NH Expansion Credit Fund Holdings LP (“MSEC”) and Sprout Foods, Inc. entered into a Restructuring Agreement (the “Restructuring Agreement”) relating to the conversion of certain debts owed by Sprout to Neptune into shares of common stock of Sprout, in accordance with the terms of a previously disclosed Exchange option. Following the Restructuring Agreement, Neptune announced on  November 8, 2023 that it has effectively converted a substantial portion of Neptune's Sprout debt into Sprout equity. In accordance with the terms of the previously announced Exchange option, Sprout debt was exchanged for Sprout equity resulting in Neptune having increased Sprout ownership from 50.1% to approximately 89.5%.  The debt exchange will significantly improve the strategic positioning for both entities, decreasing expenses, removing Neptune as guarantor for Sprout's promissory notes, and subject to third party consents, Sprout becoming an independent trading entity.  In connection with the Restructuring Agreement, a portion of the debt was transferred to MSEC and converted into shares of Sprout common stock, and MSEC was further granted warrants to purchase up to 92,495 common shares of the Company at an exercise price of $0.01 per share, expiring April 7, 2028. In addition, Sprout and MSEC entered into a Third Amended and Restated Secured Promissory Note (the “Secured Promissory Note”), amending and restating that certain Second Amended and Restated Secured Promissory Note previously issued by Sprout in favor of MSEC, to reflect, among other things, that Neptune’s guaranty of the Secured Promissory Note had been released.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and six-month periods ended September 30, 2023 and 2022

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

On September 18, 2023, the Company announced that after careful consideration and evaluation of potential strategic alternatives to enhance the Company's value, the Board of Directors has approved a plan to proceed with a spinout to Neptune shareholders of a majority of its equity interest in Sprout. Upon completion of the spinout, which would follow the previously announced exchange by Neptune of existing Sprout debt for Sprout equity, pursuant to the term sheet entered into with Morgan Stanley as previously announced on August 17, 2023, it is anticipated that Neptune would spinout a majority of its equity interest in Sprout to current Neptune shareholders, and Neptune would keep a retained interest of approximately 10-15%.

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

The Company sells its Nutraceutical products through distributors and directly to retail outlets in the United States. It also sells its products online through its own website forestremedies.com as well as e-commerce sites.

Organic Foods and Beverages

The Company, through its Sprout subsidiary, sells its products to mass retailers, grocery stores and other retail outlets, as well as online through e-commerce sites and its own website sproutorganics.com.

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

MaxSimil. Neptune has an exclusive license to use the patented nutritional ingredient, MaxSimil, an omega-3 fatty acid delivery technology that uses enzymes that mimic the natural human digestive system to predigest omega-3 fatty acids. The Journal of Nutrition, by the Oxford University Press, recently released the results of a clinical study that evidences MaxSimil’s superior absorption as compared with standard fish oil supplements. MaxSimil was first introduced to the market in 2018 and is sold as a straight omega-3 supplement with standard and unique concentration of EPA/DHA. MaxSimil is also starting to be presented in combination with specialty ingredients such as Curcumin and Vitamin K2.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Liquidity and Going Concern

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses. There is substantial doubt about our ability to continue as a going concern. As of November 14, 2023, we had approximately $0.7 million in cash and cash equivalents. We believe our current cash position will be sufficient to operate our business for approximately one month under our current business plan. In addition, we are pursuing several cash generating transactions as well as planning for further expense reductions. There can be no assurance that any cash generating transaction will be completed or that our expense reduction measures will be sufficient to allow us to continue operating our business. We need substantial additional funding to continue operating our business. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. We may have to liquidate our assets in the very near term if additional funding is not received in the upcoming months.

Our management has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the issuance date of our latest financial statements, which substantial doubt continues to exist.

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into multiple agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022, March 2022, May 2023 and September 2023. We also issued promissory notes in July 2022, November 2022 and January 2023, and entered into an accounts receivable factoring facility in January 2023, to which an inventory financing was added, effective April 21, 2023. On October 10, 2023, the Company completed the repayment of the senior secured notes issued in January. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders in the long-term.

Closing of a $4,500,000 Registered Direct Offering

On September 21, 2023, the Company announced the pricing of its public offering of 1,800,000 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 1,800,000 common shares at a combined public offering price of $2.50 per share and accompanying warrant, resulting in gross proceeds of approximately $4.5 million. The warrants have an exercise price of $2.50 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on September 26, 2023. The Company has used the proceeds of the offering, after repayment of debt, for general corporate purposes. Refer to the Use of Proceeds disclosures in the Financial section of the MD&A. While the Company does not currently have any agreement with respect to an acquisition, the Company intends to evaluate potential opportunities and could use proceeds of the offering to invest in one or more complementary businesses. The principal reasons for this offering are to increase the Company's working capital, improve its ability to access the capital markets in the future, and to provide capital for general corporate purposes.

In connection with this offering, the Company has agreed that certain existing warrants to purchase up to an aggregate of 478,132 common shares that were previously issued in October 2020, February 2021, March 2022, June 2022, October 2022 and May 2023, at exercise prices ranging from US$13.20 to US$3,150 per share with expiration dates ranging from October 22, 2025 to June 23, 2029, will be amended effective upon the closing of the offering, to reduce the exercise prices of the applicable warrants to US$2.50, with expiration dates five years following the closing of the offering, with the exception of warrants to purchase up to 24,320 common shares which will expire on June 23, 2029.  These amendments supersede those made on May 15, 2023.

Closing of a $4,000,000 Registered Direct Offering

On May 11, 2023, the Company announced the pricing of its public offering of 192,652 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 192,652 common shares at a combined public offering price of $13.20 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants have an exercise price of $13.20 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. The Company has used the proceeds of the offering, after repayment of debt, for general corporate purposes. Refer to the Use of Proceeds disclosures in the Financial section of the MD&A. While the Company does not currently have any agreement with respect to an acquisition, the Company intends to evaluate potential opportunities and could use proceeds of the offering to invest in one or more complementary businesses. The principal reasons for this offering are to increase the Company's working capital, improve its ability to access the capital markets in the future, and to provide capital for general corporate purposes.

In connection with this offering, the Company has agreed that certain existing warrants to purchase up to an aggregate of 210,594 common shares that were previously issued in March 2022, June 2022, and October 2022, at exercise prices ranging from $64.80 to $448.00 per share and expiration dates ranging from September 14, 2023 to June 23, 2029, were amended to reduce the exercise prices of the applicable warrants to $13.20, with expiration dates five years following the closing of the offering, i.e. on May 15, 2028, with the exception of warrants to purchase up to 24,320 common shares which will expire on June 23, 2029 as currently contemplated.

Extended maturity for the Existing Secured Promissory Note from MSEC

On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024, to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

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

Waiver Agreement

On May 22, 2023, the Company entered into a Waiver and Second Amendment to Note Purchase Agreement (the “Waiver Agreement”), with CCUR Holdings, Inc. and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023. The Waiver Agreement provides that the required prepayment of $2.0 million (the “Mandatory Prepayment”), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023, which was effectively filed on July 31, 2023. Pursuant to the Waiver Agreement, the Company was required to pay, and has paid, $1.0 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of twenty four percent (24%) per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due. On October 13, 2023, the Company announced it has prepaid in full its senior secured notes with CCUR Holdings, Inc. and Symbolic Logic, Inc., after a payment of approximately $2.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arbitrator Award

On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of Sugarleaf Labs, Inc. The Company strongly disagrees with this award and intends to challenge it in the appropriate forum. Based on currently available information a provision of $4.0 million and $0.6 million has been recognized for this case as of September 30, 2023 and March 31, 2023, respectively.

Restructuring Agreement and Exchange of Sprout Debt

On November 7, 2023, the Company, NH Expansion Credit Fund Holdings LP (“MSEC”) and Sprout Foods, Inc. entered into a Restructuring Agreement (the “Restructuring Agreement”) relating to the conversion of certain debts owed by Sprout to Neptune into shares of common stock of Sprout, in accordance with the terms of a previously disclosed Exchange option. Following the Restructuring Agreement, Neptune announced on November 8, 2023 that it has effectively converted a substantial portion of Neptune's Sprout debt into Sprout equity. In accordance with the terms of the previously announced Exchange option, Sprout debt was exchanged for Sprout equity resulting in Neptune having increased Sprout ownership from 50.1% to approximately 89.5%.  The debt exchange will significantly improve the strategic positioning for both entities, decreasing expenses, removing Neptune as guarantor for Sprout's promissory notes, and subject to third party consents, Sprout becoming an independent trading entity.  In connection with the Restructuring Agreement, a portion of the debt was transferred to MSEC and converted into shares of Sprout common stock, and MSEC was further granted warrants to purchase up to 92,495 common shares of the Company at an exercise price of $0.01 per share, expiring April 7, 2028. In addition, Sprout and MSEC entered into a Third Amended and Restated Secured Promissory Note (the “Secured Promissory Note”), amending and restating that certain Second Amended and Restated Secured Promissory Note previously issued by Sprout in favor of MSEC, to reflect, among other things, that Neptune’s guaranty of the Secured Promissory Note had been released.

Sprout Spinout

On September 18, 2023, the Company announced that after careful consideration and evaluation of potential strategic alternatives to enhance the Company's value, the Board of Directors has approved a plan to proceed with a spinout to Neptune shareholders of a majority of its equity interest in Sprout. Upon completion of the spinout, which would follow the previously announced exchange by Neptune of existing Sprout debt for Sprout equity, pursuant to the term sheet entered into with Morgan Stanley as previously announced on August 17, 2023, it is anticipated that Neptune would spin out a majority of its equity interest in Sprout to current Neptune shareholders, and Neptune would keep a retained interest of approximately 10-15%.

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

The Notification Letter had no immediate effect on the listing of the Company's common shares on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until June 27, 2023, to regain compliance with the minimum bid price requirement, during which time the Company's common shares will continue to trade on the Nasdaq Capital Market. To regain compliance, the Company's common shares must have a closing bid price of at least US$1.00 for a minimum of 10 consecutive trading days. On June 27, 2023, the Company filed for an extension to this deadline and the Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until December 26, 2023, to regain compliance. The Company's business operations were not affected by the receipt of the Notification Letter.

On September 8, 2023, the Company a share consolidation of its outstanding common shares ("Common Shares") on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Consolidation"). The Consolidation was previously approved by the board of directors of the Company on August 7, 2023. Each fractional Common Share remaining after completion of the Consolidation that is less than one (1) whole of a Common Share will be increased to one (1) whole Common Share. The Consolidation reduced the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares. Each fractional Common Share remaining after completion of the Consolidation that was less than one whole of a Common Share was increased to one whole Common Share.

On July 21, 2023, the Company announced that it has received a letter from the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, based on the reported stockholders' equity of Neptune as reported in its recent Annual Report on Form 10-K, the Company does not meet the minimum stockholders' equity requirement for continued listing on the Nasdaq Capital Market under the equity criteria under Nasdaq Listing Rule 5550(b)(1) stating listed companies must maintain stockholders' equity of at least $2,500,000. The Nasdaq notification letter has no immediate effect on the Company's business operations or the listing of the Company's common shares, and they will continue to trade on the Nasdaq Capital Market under the symbol "NEPT". Pursuant to the Nasdaq Listing Rule 5550(b)(1) the Company has 45 calendar days, or until September 5, 2023, to submit a plan to regain compliance. Nasdaq has granted an extension to January 16, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended		Six-month periods ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenues	$8.740	$11.987	$19.368	$28.259
Adjusted EBITDA[1]	(3.220)	(3.220)	(13.888)	(13.888)
Net loss	(5.337)	(37.288)	(15.137)	(43.792)
Net loss attributable to equity holders of the Company	(0.890)	(30.897)	(9.205)	(35.182)
Net loss attributable to non-controlling interest	(4.446)	(6.390)	(5.932)	(8.610)
Basic and diluted loss attributable to common shareholders of the Company	(20.52)	(29.46)	(17.48)	(178.15)

	As at September 30, 2023	As at March 31, 2023	As at March 31, 2022
Total assets	$30.093	$30.928	$104.955
Working capital[2]	(26.314)	(17.484)	7.071
Non-current financial liabilities	18.591	17.455	13.800
(Deficiency) equity attributable to equity holders of the Company	(16.706)	(11.940)	48.116
(Deficiency) equity attributable to non-controlling interest	(21.553)	(15.621)	12.722

1     The Adjusted EBITDA is a non-GAAP measure. It is not a standard measure endorsed by US GAAP requirements. A reconciliation to the Company’s net loss is presented below. In the three-month period ended September 30, 2022, the Company re-casted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits.

2   Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at September 30, 2023, March 31, 2023 and March 31, 2022 were $23.447, $23.550 and $337.388 respectively, and current liabilities as at September 30, 2023, March 31, 2023 and March 31, 2022 were $49.761, $41.034 and $30.317 respectively.

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

In the three-month period ended September 30, 2022, the Company recast comparative Adjusted EBITDA to conform to the current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits.

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Six-month periods ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net loss for the period	$(5.337)	$(37.288)	$(15.137)	$(43.792)
Add (deduct):
Depreciation and amortization	0.373	0.691	0.713	1.729
Revaluation of derivatives	(1.973)	1.808	(5.590)	(7.716)
Net finance costs (income)	3.175	(4.235)	4.968	(4.727)
Equity classified stock-based compensation	0.467	0.640	1.083	1.827
Impairment loss on long-lived assets	0.075	24.694	0.075	25.510
Income tax expense	—	0.013	—	0.013
Adjusted EBITDA[1]	$(3.220)	$(13.677)	$(13.888)	$(27.156)

1 The Adjusted EBITDA is not a standard measure endorsed by US GAAP requirements. In the three-month period ended September 30, 2022, the Company re-casted comparative Adjusted EBITDA to conform to its current definition. As a result, the following adjustments were removed in the current and comparative quarters: litigation provisions, business acquisition and integration costs, signing bonus, severance and related costs, and write-down of inventories and deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SEGMENTS

The Company’s management structure and performance is measured based on a single segment, which is the consolidated level, as this is the level of information used in internal management reports that are reviewed by the Company’s Chief Operating Decision Maker.

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Six-month periods ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$1.198	$0.670	$2.227	$5.727
United States	7.517	11.098	17.094	22.029
Other countries	0.025	0.219	0.047	0.503
	$8.740	$11.987	$19.368	$28.259

The Company’s property plant and equipment, intangible assets, goodwill and assets held for sale are attributed to geographical locations based on the location of the assets.

			As at
			September 30, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.198	$2.429	$1.390
United States	0.965	—	—
Total	$1.163	$2.429	$1.390

			As at
			March 31, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.251	$2.426	$1.607
United States	1.152	—	—
Total	$1.403	$2.426	$1.607

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS ANALYSIS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

Three-month period ended September 30, 2023 compared to September 30, 2022

	For the three-month period ended		Changes
	September 30, 2023	September 30, 2022	Changes in $	Changes in %

Total revenues	$8.740	$11.987	(3.247)	-27.1%
Total cost of sales	(9.308)	(10.879)	1.571	14.4%
Gross profit (loss)	(0.568)	1.108	(1.676)	-151.3%
Gross profit (loss) margin	-6.5%	9.2%	-15.7%	-170.3%

Research and development expenses, net of tax credits and grants	(0.025)	(0.208)	0.183	88.0%
Selling, general and administrative expenses	(3.836)	(15.908)	12.072	75.9%
Impairment losses	(0.075)	(24.694)	24.619	99.7%
Loss from operating activities	(4.504)	(39.702)	35.198	88.7%

Net finance costs	(3.175)	(0.379)	(2.796)	-737.7%
Foreign exchange gain	0.526	4.614	(4.088)	-88.6%
Gain (loss) on issuance and change in fair value of derivatives	1.816	(1.808)	3.624	200.4%
	(0.833)	2.427	(3.260)	-134.3%
Loss before income taxes	(5.337)	(37.275)	31.938	85.7%

Net loss	(5.337)	(37.288)	31.951	85.7%

Adjusted EBIDTA	(3.220)	(13.677)	10.457	76.5%

Revenues

Total consolidated revenues for the three-month period ended September 30, 2023 amounted to $8.7 million representing a decrease of $3.2 million or 27% compared to $12.0 million for the three-month period ended September 30, 2022.

Food and beverages revenues represented a decrease of $2.8 million or 33% in comparison to the three-months ended September 30, 2022, and Nutraceuticals revenues represented a decrease of $0.2 million or 5% when compared to the three-month period ended September 30, 2022, which was primarily due to timing as Nutraceutical B2B sales are not quarterly linear. In addition, there was a decrease of $0.1 million or 100% in Cannabis revenues from the now-divested Cannabis business.

Geographic Revenues

From a geographic perspective, revenues for the current quarter increased by $0.5 million or 79% in Canada, decreased by $3.6 million or 32% in the United States and decreased by $0.2 million or 88% for other countries (all royalty revenues) compared to the three-months ended September 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

Gross profit is calculated by deducting the cost of sales from total revenues. Cost of sales consists primarily of costs incurred to manufacture products, including sub-contractors, freight expenses and duties on raw materials, storage and handling costs and lab testing on raw materials, and to acquire finished goods.

The consolidated gross profit (loss) for the three-month period ended September 30, 2023 amounted to $ (0.6) million compared to $ 1.1 million  a decrease of $1.7 million or 151% for the three-month period ended September 30, 2022 .

This change is due to a decrease in revenues of $3.2 million offset by a reduction in cost of sales of $1.6 million. This decrease to the gross profit was attributable to the decrease in food and beverage revenues, nutraceutical sales and the divestiture of the cannabis business.

Gross Margin Percentage

For the three-month periods ended September 30, 2023 and 2022, the consolidated gross margin went from 9.2% in 2022 to (6.5)% in 2023, an increase of 51.6 basis points.

Research and Development (“R&D”) Expenses

For the three-month period ended September 30, 2023, the consolidated R&D expenses amounted to $0.0 million, compared to $0.2 million for the three-month period ended September 30, 2022, a decrease of $0.2 million or 88%, as most of the R&D expenses were attributable to the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the three-month period ended September 30, 2023 amounted to $3.8 million compared to $15.9 million for the three-month period ended September 30,2022, a decrease of $12.1 million or 76% primarily due to a decrease in payroll and payroll related expenses as well as other cost cutting measures.

Impairment losses

Aggregate impairment losses for the three-month period ended amounted to $0.1 million compared to $24.7 million for the three-month period ended September 30,2022, a decrease of $24.6 million or 100%. There were minimal impairment losses for the current period due to the complete write off of Sprouts intangibles at year end.

Net finance costs, revaluations, changes in fair values and foreign exchange losses

Net finance costs, foreign exchange and loss on issuance of derivatives amounted to a loss of $0.8 million for the three-month period ended September 30, 2023, compared to a gain of $2.4 million for the three-month period ended September 30, 2022, a change of $3.3 million or 134% for the three-month period ended September 30, 2023. The variation for this period is mainly attributable to the increase in interest expense on the Company’s financing facilities, the increase in the gain on revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

Income tax expense (recovery) was $nil for the three-month periods ended September 30, 2023 and 2022. As entities are in carry forward loss positions, there is no impact to income taxes for the three-month periods.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss for the three-month period ended September 30, 2023 decreased by $10.5 million or 76% to an Adjusted EBITDA loss of $3.2 million compared to $13.7 million for the three-month period ended September 30, 2022. The change in Adjusted EBITDA loss for the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022 was driven by an improvement in loss from operating activities of $32.2 million, a reduction of impairment losses of $24.6 million offset by an addback of SG&A expenses including depreciation, equity classified stock-based compensation, non-employee compensation related to warrants of $3.1 million.

Net loss

For the three-month period ended September 30, 2023, the net loss amounted to $5.3 million compared to 37.3 million for the three-month period ended September 30, 2022, a decrease of $32 million or 86% that was driven by a decrease in R&D expenses of $0.2 million, a decrease in SG&A expenses of $12.1 million, a reduction in impairment losses of $24.6 million, an increase in gain on fair value of derivatives of $3.6, offset by a decrease in gross profit of $1.6 million, an increase in finance costs of $2.8 million, and an increase in foreign exchange of $4.1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

Six-month period ended September 30, 2023 compared to September 30, 2022

	For the six-month period ended		Changes
	September 30, 2023	September 30, 2022	Changes in $	Changes in %

Total revenues	$19.368	$28.259	(8.891)	-31.5%
Total cost of sales	(18.593)	(30.046)	11.453	38.1%
Gross profit (loss)	0.775	(1.787)	2.562	143.4%
Gross profit (loss) margin	4.0%	-6.3%	10.3%	-163.3%

Research and development expenses, net of tax credits and grants	(0.047)	(0.422)	0.375	88.9%
Selling, general and administrative expenses	(15.809)	(26.461)	10.652	40.3%
Impairment losses	(0.075)	(25.510)	25.435	99.7%
Other elements from the operating loss	—	0.085	(0.085)	-100.0%
Loss from operating activities	(15.156)	(54.095)	38.939	72.0%

Net finance costs	(4.968)	(1.294)	(3.674)	-283.9%
Foreign exchange gain	0.342	6.021	(5.679)	-94.3%
Gain on issuance and change in fair value of derivatives	4.645	5.589	(0.944)	-16.9%
	0.019	10.316	(10.297)	-99.8%
Loss before income taxes	(15.137)	(43.779)	28.642	65.4%

Income tax expense	—	(0.013)	0.013	100.0%
Net loss	(15.137)	(43.792)	28.655	65.4%

Adjusted EBIDTA	(13.888)	(27.156)	13.268	48.9%

Revenues

Total consolidated revenues for the six-month period ended September 30, 2023 amounted to $19.4 million representing a decrease of $8.9 million or 31% compared to $28.3 million for the six-month period ended September 30, 2022.

Food and beverages revenues represented a decrease of $2.6 million or 16% in comparison to the six-month period ended September 30, 2022. As for Nutraceuticals revenues, there was a decrease of $3.1 million or 37% when compared to the same period the prior year due to timing as Nutraceutical B2B sales are not quarterly linear. In addition, there was a decrease of $2.7 million or 100% in Cannabis revenues from the now-divested Cannabis business.

Geographic Revenues

From a geographic point of view, revenues for the six-month period ended September 30, 2023 decreased by $3.5 million or 61% in Canada, decreased by $4.9 million or 22% in the United States and decreased by $0.5 million or 91% for other countries (all royalty revenues) compared to the six-month period ended September 30, 2022.

The decrease of revenue in Canada for the year is mainly due to the divestiture of the Cannabis business.

Gross Profit (Loss)

The consolidated gross profit (loss) for the six-month period ended September 30, 2023 amounted to $0.8 million compared to $(1.8) million for the six-month period ended September 30, 2022, an improvement of $2.6 million or 143%.

This change is due to a decrease in revenues of $8.9 million offset by a reduction in cost of sales of $11.5 million. This decrease to the gross profit was attributable to the increase in food and beverage revenues, the divestiture of the cannabis business, offset by the decrease in Nutraceutical revenues due to timing of customer orders.

Gross Margin Percentage

For the six-month periods ended September 30, 2023 and 2022, the consolidated gross margin went from (6.3)% in 2022 to 4.0% in 2023, a decrease of 28.8 basis points.

Research and Development (“R&D”) Expenses

For the six-month period ended September 30, 2023, the consolidated R&D expenses amounted to $0.1 million, compared to $0.4 million for the six-month period ended September 30, 2022, a decrease of $0.4 million or 89%, as most of the R&D expenses used to be in the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the six-month period ended September 30, 2023 amounted to $15.8 million compared to $26.5 million for the same period the prior year, a decrease of $10.7 million or 40%primarily due to the additional legal accrual offset by a decrease in payroll and payroll related expenses as well as other cost cutting measures.

Impairment losses

Aggregate impairment losses amounted to $0.1 million the six-month period ended September 30, 2023 compared to $25.5 million for the same period last year, a decrease of $25.4 million or 100%. There were minimal impairment losses for the current period.

Net finance costs, revaluations, changes in fair values and foreign exchange losses

Net finance costs, foreign exchange and loss on issuance of derivatives amounted to a gain of $0.0 million for the six-month period ended September 30, 2023, compared to a gain of $10.3 million for the six-month period ended September 30, 2022, a change of $10.3 million or 100% for the six-month period ended September 30, 2023. The variation for this period is mainly attributable to the increase in interest expense on the Company’s financing facilities, the reduction in the gain on revaluation of warrant liabilities as well as foreign exchange impact. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

Income tax expense (recovery) was $nil for the six-month periods ended September 30, 2023 and 2022. As entities are in carry forward loss positions, there is no impact to income taxes for the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA

Consolidated Adjusted EBITDA loss  decreased by $13.3 million or 49%  for the  six-month period ended September 30, 2023  to an Adjusted EBITDA loss of $ 13.9 million  compared to $ 27.2 million  for the  six-month period ended September 30, 2022 . The decrease in Adjusted EBITDA loss for the  six-month period ended September 30, 2023  compared to the  six-month period ended September 30, 2022  was driven by an improvement in loss from operating activities of $28.7 million, an addback of SG&A expenses including depreciation, equity classified stock-based compensation, non-employee compensation related to warrants of $10.0 million offset by a reduction of impairment losses of $25.4 million.

Net loss

For the six-month period ended September 30, 2023, the net loss amounted to $15.1 million compared to $43.8 million for the six-month period ended September 30, 2022, a decrease of $28.7 million or 65% that was driven by an improvement in gross profit of $2.6 million, a decrease in R&D expenses of $0.4 million, a decrease in SG&A expenses of $10.7 million, a reduction in impairment losses of $25.4 million, offset by an increase in finance costs of $3.7 million, an increase in foreign exchange of $5.7 and an increase in gain on fair value of derivatives of $0.9.

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the six-month periods ended September 30, 2023 and 2022, in millions of dollars, was as follows:

	Three-month periods ended		Six-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Sources:
Proceeds from the issuance of shares and warrants through a Direct Offering	$4.500	$—	$8.500	$5.000
Proceeds from exercise of options and pre-funded warrants	—	—	0.001	—
Proceeds from sale of assets	—	0.085	—	0.085
Increase in loans and borrowings	19.498	—	21.507	3.250
Foreign exchange gain on cash and cash equivalents held in foreign currencies	—	0.391	—	—
	23.998	0.476	30.008	8.335

Uses:
Acquisition of property, plant and equipment	0.075	0.602	0.079	0.602
Repayment of loans and borrowings	19.601	(3.250)	20.601	—
Costs of issuance of shares and warrants	0.763	—	1.522	0.465
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	—	0.260	—	0.260
Foreign exchange loss on cash and cash equivalents held in foreign currencies	0.947	—	0.511	0.256
Cash flows used in operating activities	(0.760)	7.701	4.538	14.084
	20.626	5.313	27.251	15.667

Net cash inflows (outflows)	$3.372	$(4.837)	$2.757	$(7.332)

Sources and Uses of Funds

For the six-month period ended September 30, 2023, the increase in loans and borrowings, net of repayments, was $0.9 million and net proceeds from Direct Offerings were of $3.7 million. The proceeds were mainly used for operating activities ($4.5 million), including inventory procurement, salaries and professional fees, for a net cash outflow of $2.8 million. For the six-month period ended September 30, 2023, net proceeds of $4.5 million were raised from a Direct Offering, loans and borrowings increased by $3.3 million and $0.1 million in proceeds from the sale of assets were collected, with $14.1 million of cash being used for operating activities and an additional $1.1 million for other purposes, bringing net cash outflows in the period to $7.3 million.

Direct Offerings

On September 26, 2023, Neptune issued a total of 1,550,000 pre-funded warrants (“September 2023 Pre-Funded Warrants”), along with 250,000 common shares of the Company, as part of a registered direct offering ("September 2023 Direct Offering"). Each September 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the September 2023 Pre-Funded Warrants were sold together with 1,800,000 September 2023 Warrants. Each of the September 2023 Warrant is exercisable for one common share. Each of the common shares and September 2023 Pre-Funded Warrants and the accompanying September 2023 Warrants were sold together at a combined offering price of $2.50, for aggregate gross proceeds of $4,500,000 before deducting fees and other estimated offering expenses. The September 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Warrants have an exercise price of $2.50 per share and can be exercised for a period of 5 years from the date of issuance. The September 2023 Pre-Funded Warrants were exercised in part during the three and six-month periods ended September 30, 2023, for gross proceeds of $116.

On May 15, 2023, Neptune issued a total of 192,652 pre-funded warrants (“May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each May 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the May 2023 Pre-Funded Warrants were sold together with 303,032 May 2023 Warrants (see note 10). Each of the May 2023 Warrant is exercisable for one common share. Each of the common shares and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such May 2023 Pre-Funded Warrants are exercised in full. The May 2023 Warrants had an exercise price of $13.20 per share and could be exercised for a period of 5 years from the date of issuance. The Pre-Funded Warrants were fully exercised during the six-month period ended September 30, 2023, for gross proceeds of $541.

On June 23, 2022, Neptune closed agreements with several institutional investors for the purchase and sale of an aggregate of 32,500 common shares of the Company, 16,140 pre-funded warrants and accompanying series of warrants to purchase up to an aggregate of 97,280 common shares warrants, at an offering price of $102.80 per share and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. Each series of warrants have an exercise price of $92.80 per share and are immediately exercisable upon issuance. One series of warrants will expire two years following the date of issuance and one series of warrants will expire five years following the date of issuance. The gross proceeds from the offering were $5.0 million, prior to deducting placement agent's fees and other offering expenses payable by Neptune. The pre-funded warrants were fully exercised on June 24, 2022, for $65.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and borrowings

On November 8, 2023, the Company announced that it has effectively converted a substantial portion of its debt in Sprout into Sprout equity pursuant to a binding term sheet entered into with NH Expansion Credit Fund Holdings L.P. (the "Exchange"). In accordance with the terms of the Exchange, Sprout debt was exchanged for Sprout equity resulting in Neptune having increased Sprout ownership from 50.1% to approximately 89.5%. The Exchange substantially reduced Sprout's debt and amended the remaining Sprout promissory notes, extending their maturity date to June 30, 2025, and the terminating the guarantee currently provided by the Company. The Exchange will significantly improve the strategic positioning for both entities, decreasing expenses and positioning Sprout to become an independent trading entity.

On October 13, 2023, the Company announced that it had prepaid in full its senior secured notes with CCUR Holdings, Inc. and Symbolic Logic, Inc., after a payment of approximately $2.3 million. The senior secured notes had an original principal amount of $4 million and bore a fixed interest rate of 16.5% per annum.

On July 13, 2022, Neptune announced that Sprout Foods Inc. ("Sprout"), the Company's organic plant-based baby food and toddler snack company, entered into an amendment of each of its existing Secured Promissory Notes. In connection with this amendment, investment funds managed by Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC") have agreed to immediately commit an additional $3 million in Secured Promissory Notes to Sprout. The maturity date of the note facility of February 1, 2024, is consistent with the maturity date of the existing Secured Promissory Notes with MSEC and Neptune. The $13.0 million of amended Secured Promissory Notes have a 10% interest rate per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. The amended Secured Promissory Notes may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. MSEC was issued 9,317 common shares of Neptune, having a value of $0.6 million in connection with this commitment, for the payment of borrowing costs. On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024, to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024.

On August 26, 2022, Neptune's Sprout subsidiary entered in a new $0.25 million Secured Promissory Note agreement. The maturity date of the new note facility is February 1, 2024. The $0.25 million Secured Promissory Note has a 10% interest rate per annum, increasing by 1% per annum every three months during the term of this Secured Promissory Note. The interest will be compounded and added to the principal amount on a quarterly basis. This Secured Promissory Note may be converted, in whole or in part, at any time upon the mutual consent of Sprout, the Company and the holder, into common shares of the Company. Neptune issued 920 common shares having a value of $0.1 million in connection with this Secured Promissory Note, for the payment of borrowing costs.

On November 8, 2022, Sprout entered into two agreements to issue an additional $0.55 million of Secured Promissory Notes, on the same terms as the previous Secured Promissory Note discussed above. In connection with these financings, Neptune issued 3,659 common shares for a value of $0.1 million to the holders of these Secured Promissory Notes on February 15, 2023, for the payment of borrowing costs.

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 21,250 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.20 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement. On May 22, 2023, the "Company" entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Second Waiver Agreement"), with CCUR Holdings, Inc. ("Collateral Agent") and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (the "Note Purchase Agreement"). The Second Waiver Agreement provides that the required prepayment of $2 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Second Waiver Agreement, the Company was required to pay, and has paid, $1 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of 24% per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.

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

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $0.3 million to various investors, on the same terms as the MSEC promissory notes. Pursuant to the terms of the promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 2,778 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.60 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $0.0 million.

CAPITAL RESOURCES

Liquidity position

As at September 30, 2023, the Company’s liquidity position, consisting of cash and cash equivalents, was $4.8 million. Furthermore, as at September 30, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for approximately one month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

Liquidity and Capital Resources

Cash flows and financial condition for the three and six-month periods ended September 30, 2023 and 2022

Summary

As at  September 30, 2023, cash and cash equivalent totaled $4.8 million, an increase of $3.4 million or 241% compared to cash and cash equivalents totaling $1.4 million as at September 30, 2022.

Operating activities

During the three months ended September 30, 2023, our operating activities used cash of $0.8 million compared to $7.7 million for the three-month period ended September 30, 2022. During the six-month period ended September 30, 2023 our operating activities used cash of $4.5 million compared to $14.1 million in the six-month period ended September 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the three-month period ended September 30, 2023 investing activities used $0.1 million compared to $0.5 million for the same period the prior year. For the six-month period ended September 30, 2023, $0.1 million was used for investing activities; in the same period the prior year, $0.5 million was used for investing activities.

Financing activities

The Company has been successful in obtaining financing from public issuances, private placements and debt fundings. The Company entered into Registered Direct Offerings closed on June 23, 2022 ($5.0 million), October 11, 2022 ($6.0 million), May 15, 2023 ($4.0 million) and September 26, 2023 ($4.5 million). Secured promissory notes totaling $4.1 million were issued by Sprout during the year ended March 31, 2023: $3.0 million in July 2022, $0.25 million in August 2022, $0.55 million in November 2022 and $0.3 million in March 2023. Senior secured notes of $4.0 million were also issued by Neptune in January 2023. Also in January 2023, Sprout entered into an accounts receivable factoring facility, for which the maximum available was $5.0 million, which was increased to $7.5 million in April 2023 following the addition of an inventory financing (of which $6.0 million was used as at September 30, 2023).

The Company's current cash position will be sufficient to support its financial needs approximately one month under the current business plan. Should the Company's various financing initiatives such as potential public issuances, private placements, preferred shares issuances, or debt financings not materialize, further actions such as further cost reduction initiatives and Company spinoffs of subsidiaries remain as viable options. See the Going Concern section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Equity

Equity consists of the following items (in millions):

	September 30,	March 31,
	2023	2023

Share capital	$325.219	$321.946
Warrants	6.582	6.155
Additional paid-in capital	59.222	58.139
Accumulated other comprehensive loss	(14.884)	(14.539)
Deficit	(392.846)	(383.641)
Total equity (deficiency) attributable to equity holders of the Company	$(16.707)	$(11.940)
Total equity (deficiency) attributable to non-controlling interest	(21.553)	(15.621)
Total equity (deficiency)	$(38.260)	$(27.561)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at September 30, 2023:

						September 30, 2023
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$28.821	$27.083	$27.083	$—	$—	$—
Lease liabilities[1]	2.227	2.850	0.571	1.077	0.683	0.519
Loans and borrowings[2,4]	26.893	26.746	6.365	20.381	—	—
Other liability[3]	0.024	15.000	—	—	—	15.000
	$57.965	$71.679	$34.019	$21.458	$0.683	$15.519

(1)         Includes interest payments to be made on lease liabilities corresponding to discounted effect.

(2)         Includes interest payments to be made on loans and borrowings.

(3)         According to the employment agreement with the CEO, a long-term incentive is payable if the Company reaches a level of market capitalization.

Liabilities related to warrants are excluded from the table above, as they are to be settled in shares. A $2.75 million accrual for the settlement of a legal case was also excluded from the contractual cash flows for trade and other payables and provisions, as the Company settled it in shares on October 10, 2023.

Under the terms of its financing agreements, the Company is not required to meet financial covenants. However, the Company does have several covenants related to other matters such as financial statement deadlines, which if not respected, provide for certain obligations to become due on demand. The Company does not currently have funds available to repay lenders were that to occur.

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 212,500 shares of the Company’s common stock. The parties also agreed that if certain contingencies did not occur by December 31, 2021, the parties would negotiate for a period of 30 days and, in the absence of an agreement, would be entitled to a grant of vested RSUs with a value of approximately $8.6 million (or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value). On January 31, 2022, the parties agreed to extend the 30-day negotiation period for an additional 30 days. As the strategic partnership was not consummated by December 31, 2021, the CEO was entitled to the compensation mentioned above. The Company has accrued in trade and other payable the liability to the CEO of $8.6 million during the year ended March 31, 2023 and the balance of the accrual was $0.0 million as at September 30, 2023. The related charge for the three and six-month periods ended September 30, 2023 is $nil and would have otherwise been included in selling general and administrative expenses.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, in perpetuity to the former CEO. A provision of $1.0 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 9, commitments disclosed in note 16(a) and legal proceedings in note 16(b) of the consolidated financial statements for the three and six-months periods ended September 30, 2023 and September 30, 2023.

The Company has no significant off-balance sheet arrangements as at September 30, 2023, other than those mentioned above and the commitments disclosed in note 16 of the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2023 and 2022.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2023 and 2022, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2023 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2023 and 2022.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Critical accounting estimates are:

●	Estimating the expected credit losses for trade receivables

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

During the three and six-month periods ended September 30, 2023, the Company transacted with a few new customers for which financial positions deteriorated during the period. The Company has recorded specific provisions related to these customers.

The expected credit losses for the three and six-month periods ended September 30, 2023were $0.1 million and $0.1 million respectively, (2022 - $0.1 million and $0.1 million). As at September 30, 2023, 77%of our trade receivables are past due (March 31, 2023 – 82%). We have provided for 81% of past due receivables as at September 30, 2023 (March 31, 2023- 66%). Most of the past due trade receivables are from legacy customers of B2B cannabis services revenues as well as legacy Health and Wellness customers, for which they were provided for in fiscal 2021.

Expected credit loss is subject to estimation risk and measurement uncertainty because the financial health of certain customers is difficult to predict.

●	Estimating the write down of inventories

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

In the three and six-month periods ended September 30, 2023, inventories have been reduced by $0.2 million and $0.2 million respectively (2022 - $0.0 million and $3.1 million) as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory for the three and six-month periods ended September 30, 2022 was largely related to the completion of inventory write-downs of legacy Health and Wellness products as well as inventory write downs for legacy products related to the SugarLeaf facility.

Net realizable value is subject to measurement uncertainty because it can be difficult to predict market demands and timing of supply due to logistics.

●	Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.

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

As a result, management performed an impairment test for the Sprout reporting unit, for which it revised its assumptions on projected earnings and cash flows growth, as well as its assumptions on discount rates used to apply to the forecasted cash flows, using its best estimate of the conditions existing at September 30, 2022. Although management used its best estimate to assess the potential impact of the changes in the general economic conditions on the Company’s business, management exercised significant judgment to estimate forecasted cash flows and discount rate, using assumptions which are subject to significant uncertainties. Accordingly, differences in estimates could affect whether a reporting unit is impaired and the dollar amount of that impairment, which could be material. The Company compared the carrying amount of the reporting unit to the fair value. The fair value of the Sprout reporting unit was determined to be lower than the carrying value and a $7.6 million goodwill impairment expense was recorded in the quarter ended September 30, 2022.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sprout – In 2023, as part of the annual impairment test of Sprout, Management determined that the fair value of the reporting unit was lower than its carrying amount. As a result, an impairment charge of $18.0 million was allocated to the Sprout tradename and an impairment charge of $19.5 million was allocated to the goodwill of Sprout. The most significant assumptions used to estimate the fair values using discounted cash flow model included the forecasted revenue, gross margins, net working capital investment, terminal value as well as the discount rate. These significant assumptions are classified as Level 3 in the fair value hierarchy, signifying that they are not based on observable market data. Due to the impairment losses recorded in the second and fourth quarter of fiscal 2023, these assets are now carried at a $nil value.

No event that would trigger re-evaluation of this assessment occurred during the three and six-month periods ended September 30, 2023.

●

Judgment related to the recognition period to be used in recording stock-based compensation in the September 30, 2023 condensed consolidated balance sheet that is based on market and non-market conditions (notes 11 and 13 of the condensed consolidated interim financial statements)

On July 8, 2019, the Company granted 2,500 non-market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at September 30, 2023. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at September 30, 2023 and March 31, 2023.

On July 8, 2019, the Company granted 3,929 market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. The options vest after the attainment of market performance conditions within the following ten years. The market condition was factored into the fair value. Some of these market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date).

●	Estimating the fair value of various financings (notes 8, 10 and 11 of the condensed consolidated interim financial statements)

On June 23, 2022, Neptune issued a total of 16,140 pre-funded warrants (“Pre-Funded Warrants”), along with 32,500 common shares of the Company, as part of a registered direct offering ("June 2022 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 48,640 Series C Warrants (the "Series C Warrants"), and 48,640 Series D Warrants (the "Series D Warrants" and collectively, the "June 2022 Common Warrants"). Each common share and Pre-Funded Warrant and the accompanying June 2022 Common Warrants were sold together at a combined offering price of $102.80, for aggregate gross proceeds of $5.0 million before deducting fees and other estimated offering expenses. The Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The Series C Warrants and the Series D Warrants have an exercise price of $92.80 per share and can be exercised for a period of 5 years and 2 years respectively from the date of issuance.

Proceeds of the June 2022 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $4.0 million for the Series C Warrants and $3.1 million for the Series D Warrants. Because the fair value of the liability classified warrant exceeds the total proceeds, no consideration was allocated to the Common Shares and Pre-Funded Warrants and a loss of $2.1 million was immediately recognized in the net loss of the period as there were no additional rights or privileges identified. Total issue costs related to this private placement of $0.5 million were recorded under finance costs.

On October 11, 2022, the Company closed a registered direct offering ("October 2022 Direct Offering") of 80,214 of its Common Shares and warrants ("Series E Warrants") to purchase up to 160,428 Common Shares in the concurrent Private Placement. The combined purchase price for one Common Share and one warrant was $74.80. The Series E Warrants have an exercise price of $64.80 per Common Share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance. The Company received gross proceeds of $6.0 million and net proceeds of $5.1 million after deducting the placement agent fees and expenses, and the Company’s offering expenses. Based on the fair value of the warrants as at the date of closing, which was determined using a Black-Scholes model, the Company recorded the full proceeds to liabilities, with an initial liability of $7.0 million and a loss on initial recognition of $1.0 million. Because the fair value of the liability classified warrant exceeded the total proceeds, no consideration was allocated to the Common Shares. Total issue costs related to this offering of $0.9 million were recorded under finance costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 12, 2023, Neptune closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants ("January 2023 Warrants") to purchase an aggregate of 21,250 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.20 per common share. The fair value of the warrants as at the date of closing was determined using a Black-Scholes model.

On March 10, 2023, Sprout issued promissory notes for gross proceeds of $0.3 million to various investors. Pursuant to the terms of those promissory notes, the Company also issued to these investors warrants ("March 2023 Warrants") to purchase an aggregate of 2,778 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.60 per common share. The aggregate fair value on issuance of the March 2023 Warrants was $0.0 million.

On May 15, 2023, Neptune issued a total of 7,706,050 pre-funded warrants (“May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 303,031 May 2023 Warrants (the "May 2023 Warrants"). Each of the May 2023 Warrant is exercisable for one common share. Each of the common share and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4.0 million before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The May 2023 Warrants have an exercise price of $13.20 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the May 2023 Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2.0 million for the May 2023 Warrants. The May 2023 Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1.3 million relative fair value recorded under equity, and by difference, $0.7 million was allocated to the Common Shares. The May 2023 Pre-Funded Warrants were exercised in part during the three-month period ended September 30, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $0.8 million, of which $0.1 million were recorded under common stock, $0.2 million were recorded under equity warrants and $0.4 million were recorded under finance costs.

On September 26, 2023, the Company issued 1,800,000 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 1,800,000 common shares at a combined public offering price of $2.50 per share and accompanying warrant, resulting in gross proceeds of approximately $4.5 million. The warrants have an exercise price of $2.50 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. On that day, the Company issued 250,000 common shares and 1,550,000 pre-funded warrants, along with 1,800,000 warrants (the "September 2023 Warrants"). As of September 30, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants, leaving 394,000 pre-funded warrants outstanding; none of the September 2023 Warrants have been exercised to date. Proceeds of the $4,500,000 September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $2.0 million for the September 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $2.0 million relative fair value recorded under equity, and by difference, $0.5 million was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the three-month period ended September 30, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were of $0.8 million, of which $0.1 million were recorded under common stock, $0.3 million were recorded under equity warrants and $0.3 million were recorded under finance costs.

●	Estimating the fair value of bonus-based on market conditions (note 13(c) of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 4.59% and a volatility of 98.55% for the three-month period ended September 30, 2023 (respectively 3.76% and 76.49% for the three-month period ended September 30, 2022). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

●	Judgment related to revenue recognition in determining whether the Company is the principal or the agent for the arrangements with suppliers of products the Company does not manufacture.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three and six-month periods ended September 30, 2023 and 2022 are consistent year over year.

As a result of a significant portion of its revenues, expenses, assets and liabilities being denominated in US dollars and the increasing American scope of its operations, Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	4,532,038
Share options	16,950
Deferred share units	108
Restricted share units	70
Warrants	2,803,695
Total number of securities	7,352,861

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of September 30, 2023 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with September 30, 2022, the Company did not effectively design, implement and operate effective process-level control activities related to its key processes (such as the financial reporting process (including consolidation and journal entries), the purchase to pay process (including cutoff), the inventory process, the order to cash process and the equity process (financial instruments and stock-based compensation), account level assertions and disclosures, including entity level controls and information technology general controls (“ITGCs”).

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

●

Inadequate oversight processes and procedures to guide individuals in applying internal control over financial reporting to prevent or timely detect material accounting errors and ensuring adherence to applicable accounting standards;

●	Ineffective risk assessment process, including (i) potential for fraud and (ii) identification and assessment of changes in the business that could impact our system of internal controls;
●	Ineffective design and implementation of control activities, general controls over technology and deployment of policies and procedures;
●	Relevant and quality information to support the functioning of internal controls was not consistently generated, used, or reviewed by the Company;
●	The Company did not sufficiently select, develop, and perform ongoing evaluations to determine that components of internal control are present and functioning;
●	The evaluation and communication process of internal control deficiencies was not timely;
●	Inability to prepare on a timely basis the financial statements, supporting accounting records and account reconciliations; and
●	Lack of sufficient complement of personnel with an appropriate level of knowledge and experience.
●	Lack of review of the information communicated to management's expert and the impairment analysis performed by management's expert.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2023. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2023.

Our CEO and CFO have taken additional steps to support that the financial statements as of and for the three and six-month periods ended September 30, 2023 are presented fairly in accordance with US GAAP.

Changes in ICFR

For the quarter ended September 30, 2023, the Company has concluded that there were no changes in its ICFR that has materially affected or is reasonably likely to materially affect the Company’s ICFR for the three and six-month periods ended September 30, 2023.

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

The turnover in accounting personnel experienced in the last twelve months has delayed the implementation of the remediation plan. We remain committed to the identification, design and implementation of steps still needed to remediate the material weaknesses in our internal controls and to ensure that our internal controls over financial reporting will be designed and operating effectively by:

●	Addressing the material weaknesses related to information and communication.
●	Continuing to institute policies and processes to support the functioning of internal controls over financial reporting.
●	Implementing a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement (including fraud risks).
●	Ensuring the proper implementation and operating effectiveness of process-level and IT general controls that support automated and manual control activities.
●

Establishing an adequate reporting structure to ensure authority guidelines and reinforcing communications protocols, including required information and expectations, to enable personnel to carry out their responsibilities and producing accurate financial reports.

●	Reinforcing internal control and financial reporting expertise across the organization.
●	Holding individuals accountable for their role related to internal control and providing continuous training.
●	Designing and implementing additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies in a timely manner.

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

During the three and six-month periods ended September 30, 2023, except as set forth below there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K.

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

The majority of our outstanding shares of common stock are currently held in a class action settlement fund, and the sale, distribution or disposition of these shares could result in one or more shareholders obtaining a significant ownership stake in the common stock of the Company.

On or about October 11, 2023, the Neptune Settlement Fund, a qualified settlement fund established for the sole purpose of maintaining the settlement proceeds awarded in the class action settlement approved by the United States District Court for the Eastern District of New York in Gong v. Neptune Wellness Solutions, Inc., 2:21-cv-01386-ENV-ARL (E.D.N.Y.), was awarded 2,522,936 shares of the Company’s common stock as part of the settlement award. The Neptune Settlement Fund currently holds 2,344,940 shares of the Company’s common stock, which constitutes approximately 51.74% of the Company’s total outstanding shares. While the Neptune Settlement Fund has indicated that it does not currently plan to engage in active participation in the Company’s affairs or vote the shares in a way that would change the current board of directors or management of the Company, there can be no assurances that these intentions will not change in the future. Furthermore, due to the size of the settlement award, a distribution of the settlement shares to the class members or a disposal or sale of the shares on behalf of the class members could result in one or more shareholders owning significant percentage of the Company’s common stock.  The Company is not currently aware of any intentions by the Neptune Settlement Fund to dispose of any settlement shares or when the Neptune Settlement Fund intends to distribute the awarded shares to the class members.

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
10.1***

Summary Restructuring Term Sheet, dated August 16, 2023, between the Company and NH Expansion Credit Fund Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q dated August 17, 2023).

31.1*	Certification by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
***	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neptune Wellness Solutions Inc.

Date: November 14, 2023	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)