Form 10-Q
period 2023-12-31
Neptune Wellness Solutions Inc.
filed 2024-02-16
CIK 1401395

34.4   Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on February 15, 2024, was $1,586,213.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2024 was 4,532,038.

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

These forward-looking statements are based on management’s current expectations and are subject to a number of risks, uncertainties, and assumptions, including market and economic conditions, the effect of the COVID-19 pandemic, business prospects or opportunities, future plans and strategies, projections, technological developments, anticipated events and trends and regulatory changes that affect us, our customers and our industries. Although the Company and management believe that the expectations reflected in such forward-looking statements are reasonable and based on reasonable assumptions and estimates, there can be no assurance that these assumptions or estimates are accurate or that any of these expectations will prove accurate. Forward-looking statements are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies that could cause actual events to differ materially from those expressed or implied in such statements.

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

●	We may have difficulty obtaining insurance to cover our operational risks and, even where available, may not be sufficient to cover losses we may incur.

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

Risks Relating to Our Liquidity

●

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses, and it is not certain that we will be ultimately successful in developing our business and continuing as a going concern.

●

As a result of our failure to timely file our Annual Report on Form 10-K for the quarter ended March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

●	A large portion of our outstanding shares of common stock are currently held in a class action settlement fund, and the sale, distribution or disposition of these shares could result in one or more shareholders obtaining a significant ownership stake in the common stock of the Company.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements of

(Unaudited)

NEPTUNE WELLNESS SOLUTIONS INC.

For the three and nine-month periods ended December 31, 2023 and 2022

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Financial Statements

(Unaudited)

For the three and nine-month periods ended December 31, 2023 and 2022

Financial Statements

Condensed Consolidated Interim Balance Sheets	9
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	10
Condensed Consolidated Interim Statements of Changes in Capital Deficit	11
Condensed Consolidated Interim Statements of Cash Flows	15
Notes to Condensed Consolidated Interim Financial Statements	17

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Balance Sheets

(in U.S. dollars)

		As at	As at
	Notes	December 31, 2023	March 31, 2023
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents		$1,232,905	$1,993,257
Short-term investment		17,642	17,540
Trade and other receivables		3,893,358	7,507,333
Prepaid expenses		1,839,657	1,025,969
Inventories	5	9,616,172	13,006,074
Total current assets		16,599,734	23,550,173

Property, plant and equipment	6	1,035,423	1,403,264
Operating lease right-of-use assets		1,599,231	1,941,347
Intangible assets	7	1,308,849	1,607,089
Goodwill	7	2,482,706	2,426,385
Total assets		$23,025,943	$30,928,258

Liabilities and Equity (Deficiency)

Current liabilities:
Trade and other payables		$31,371,563	$27,051,561
Current portion of operating lease liabilities		339,620	339,620
Current portion of loans and borrowings	8	25,984,400	7,538,369
Provisions	9	14,809,758	2,948,340
Liability related to warrants	10	911,790	3,156,254
Total current liabilities		73,417,131	41,034,144

Operating lease liabilities		1,816,377	2,017,888
Loans and borrowings, net of current portion	8	—	15,412,895
Other liability	13(c)	14,000	24,000
Total liabilities		75,247,508	58,488,927

Shareholders' Equity (Deficiency):
Share capital - without par value (4,532,038 shares issued and outstanding as of December 31, 2023; 300,070 shares issued and outstanding as of March 31, 2023)	11	327,944,215	321,946,102
Warrants	14	6,648,437	6,155,323
Additional paid-in capital		59,681,063	58,138,914
Accumulated other comprehensive loss		(14,925,620)	(14,538,830)
Deficit		(410,595,259)	(383,641,363)
Total deficiency attributable to equity holders of the Company		(31,247,164)	(11,939,854)

Non-controlling interest	12	(20,974,401)	(15,620,815)
Total shareholders' deficiency		(52,221,565)	(27,560,669)

Commitments and contingencies	16
Subsequent event	18
Total liabilities and shareholders' deficiency		$23,025,943	$30,928,258

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

		Three-month periods ended		Nine-month periods ended
	Notes	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Revenue from sales, net of excise taxes of nil and nil (2022 - nil and $643,476 )		$7,611,836	$11,945,092	$26,913,567	$39,668,246
Royalty revenues		23,963	263,816	70,961	766,736
Other revenues		(36,047)	—	(17,071)	32,996
Total revenues	17	7,599,752	12,208,908	26,967,457	40,467,978

Cost of sales other than impairment loss on inventories		(6,564,684)	(10,328,349)	(24,941,822)	(37,293,901)
Impairment loss on inventories	5	—	—	(216,184)	(3,079,997)
Total cost of sales		(6,564,684)	(10,328,349)	(25,158,006)	(40,373,898)
Gross profit		1,035,068	1,880,559	1,809,451	94,080

Research and development expenses		(727)	(28,836)	(47,266)	(451,121)
Selling, general and administrative expenses		(18,732,654)	(8,727,323)	(34,541,474)	(35,188,695)
Impairment loss related to intangible assets	7	—	—	—	(2,593,529)
Impairment loss on assets held for sale	4	—	—	—	(15,346,119)
Impairment loss on right of use assets		—	(271,057)	(75,409)	(271,057)
Impairment loss related to goodwill	7	—	—	—	(7,570,471)
Net gain on sale of property, plant and equipment		—	84,998	—	170,000
Loss from operating activities		(17,698,313)	(7,061,659)	(32,854,698)	(61,156,912)

Restructuring fees	4(b), 11(f)	(2,066,405)	—	(2,066,405)	—
Finance income		—	—	—	1,440
Finance costs		(1,602,981)	(1,362,776)	(6,570,787)	(2,658,305)
Foreign exchange gain		600,316	524,571	942,596	6,545,401
Loss on issuance of derivatives	10	—	(1,029,614)	(945,034)	(3,156,569)
Gain on revaluation of derivatives	10	1,596,901	8,367,871	7,186,846	16,083,681
Gain on settlement of liability		—	66,169	—	66,169
Total other income (expense)		(1,472,169)	6,566,221	(1,452,784)	16,881,817
Loss before income taxes		(19,170,482)	(495,438)	(34,307,482)	(44,275,095)

Income tax expense		—	(2,013)	—	(14,543)
Net loss		(19,170,482)	(497,451)	(34,307,482)	(44,289,638)

Other comprehensive loss
Net change in unrealized foreign currency losses on translation of net investments in foreign operations (tax effect of nil for all periods)		(41,449)	(231,490)	(386,790)	(6,725,131)
Total other comprehensive loss		(41,449)	(231,490)	(386,790)	(6,725,131)

Total comprehensive loss		$(19,211,931)	$(728,941)	$(34,694,272)	$(51,014,769)

Net income (loss) attributable to:
Equity holders of the Company		$(17,749,338)	$1,288,110	$(26,953,896)	$(33,893,698)
Non-controlling interest	12	(1,421,144)	(1,785,561)	(7,353,586)	(10,395,940)
Net loss		$(19,170,482)	$(497,451)	$(34,307,482)	$(44,289,638)

Total comprehensive income (loss) attributable to:
Equity holders of the Company		$(17,790,787)	$1,056,620	$(27,340,686)	$(40,618,829)
Non-controlling interest	12	(1,421,144)	(1,785,561)	(7,353,586)	(10,395,940)
Total comprehensive loss		$(19,211,931)	$(728,941)	$(34,694,272)	$(51,014,769)

Basic income (loss) per share attributable to:
Common Shareholders of the Company	14	$(4.14)	$2.34	$(15.11)	$(143.00)

Diluted income (loss) per share attributable to:
Common Shareholders of the Company	14	$(4.14)	$2.34	$(15.11)	$(143.00)

Basic weighted average number of common shares	14	4,285,229	284,619	1,784,047	237,013
Diluted weighted average number of common shares	14	4,285,229	284,690	1,784,047	237,013

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Deficiency)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2023		300,070	$321,946,102	$6,155,323	$58,138,914	$(14,538,830)	$(383,641,363)	$(11,939,854)	$(15,620,815)	$(27,560,669)

Net loss for the period		—	—	—	—	—	(26,953,896)	(26,953,896)	(7,353,586)	(34,307,482)
Other comprehensive loss for the period		—	—	—	—	(386,790)	—	(386,790)	—	(386,790)
Total comprehensive loss for the period		—	—	—	—	(386,790)	(26,953,896)	(27,340,686)	(7,353,586)	(34,694,272)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	1,516,920	—	—	1,516,920	—	1,516,920
Common shares issued in relation with the settlement of a litigation	9(d), 11(g)	2,522,936	2,724,771	—	25,229	—	—	2,750,000	—	2,750,000
Warrants issued in connection with the Sprout Restructuring	11(f)	—	—	66,404	—	—	—	66,404	2,000,000	2,066,404
Warrants exercised	11(f)	1,348,652	2,269,859	(2,269,163)	—	—	—	696	—	696
Direct Offerings (including pre-funded warrants), net of issuance costs	11(h)	360,380	1,003,483	2,695,873	—	—	—	3,699,356	—	3,699,356
Total contributions by and distribution to equity holders		4,231,968	5,998,113	493,114	1,542,149	—	—	8,033,376	2,000,000	10,033,376

Balance as at December 31, 2023		4,532,038	$327,944,215	$6,648,437	$59,681,063	$(14,925,620)	$(410,595,259)	$(31,247,164)	$(20,974,401)	$(52,221,565)

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Deficiency) (Continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at September 30, 2023		2,009,102	$325,219,444	$6,582,033	$59,222,340	$(14,884,171)	$(392,845,921)	$(16,706,275)	$(21,553,257)	$(38,259,532)

Net loss for the period		—	—	—	—	—	(17,749,338)	(17,749,338)	(1,421,144)	(19,170,482)
Other comprehensive loss for the period		—	—	—	—	(41,449)	—	(41,449)	—	(41,449)
Total comprehensive loss for the period		—	—	—	—	(41,449)	(17,749,338)	(17,790,787)	(1,421,144)	(19,211,931)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	433,494	—	—	433,494	—	433,494
Common shares issued in relation with the settlement of a litigation	9(d), 11(g)	2,522,936	2,724,771	—	25,229	—	—	2,750,000	—	2,750,000
Warrants issued in connection with the Sprout Restructuring	11(f)	—	—	66,404	—	—	—	66,404	2,000,000	2,066,404
Total contributions by and distribution to equity holders		2,522,936	2,724,771	66,404	458,723	—	—	3,249,898	2,000,000	5,249,898

Balance as at December 31, 2023		4,532,038	$327,944,215	$6,648,437	$59,681,063	$(14,925,620)	$(410,595,259)	$(31,247,164)	$(20,974,401)	$(52,221,565)

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Deficiency) (Continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

						Accumulated
						other
						comprehensive
		Share Capital				loss
	Notes	Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at March 31, 2022		139,171	$317,051,125	$6,079,890	$55,980,367	$(7,814,163)	$(323,181,697)	$48,115,522	$12,722,077	$60,837,599

Net loss for the period		—	—	—	—	—	(33,893,698)	(33,893,698)	(10,395,940)	(44,289,638)
Other comprehensive loss for the period		—	—	—	—	(6,725,131)	—	(6,725,131)	—	(6,725,131)
Total comprehensive loss for the period		—	—	—	—	(6,725,131)	(33,893,698)	(40,618,829)	(10,395,940)	(51,014,769)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	2,832,438	—	—	2,832,438	—	2,832,438
Common shares and warrants issued in connection with debt financing	8, 11(g)	10,237	645,921	—	—	—	—	645,921	—	645,921
Warrants reclassified from liability	10, 11(f)	—	—	37,710	—	—	—	37,710	—	37,710
Warrants exercised	11(f)	9,613	1,769,000	—	—	—	—	1,769,000	—	1,769,000
RSUs released, net of withholding taxes	11(d), 13(b)(ii)	6,744	2,325,681	—	(1,509,727)	—	—	815,954	—	815,954
Direct Offering (including pre-funded warrants), net of issuance costs	11(h)	128,854	—	—	—	—	—	—	—	—
Total contributions by and distribution to equity holders		155,448	4,740,602	37,710	1,322,711	—	—	6,101,023	—	6,101,023

Balance as at December 31, 2022		294,619	$321,791,727	$6,117,600	$57,303,078	$(14,539,294)	$(357,075,395)	$13,597,716	$2,326,137	$15,923,853

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Changes in Equity (Continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

		Attributable to equity holders of the Company
						Accumulated
						other
						comprehensive
		Share Capital				loss
		Number	Dollars	Warrants	Additional paid-in capital	Cumulative translation account	Deficit	Equity attributable to equity holders of the Company	Equity attributable to non-controlling interest	Total
Balance as at September 30, 2022		213,081	$321,769,905	$6,079,890	$56,306,211	$(14,307,804)	$(358,363,505)	$11,484,697	$4,111,698	$15,596,395

Net loss for the period		—	—	—	—	—	1,288,110	1,288,110	(1,785,561)	(497,451)
Other comprehensive loss for the period		—	—	—	—	(231,490)	—	(231,490)	—	(231,490)
Total comprehensive loss for the period		—	—	—	—	(231,490)	1,288,110	1,056,620	(1,785,561)	(728,941)

Transaction with equity holders recorded directly in equity
Contributions by and distribution to equity holders
Share-based payment	13	—	—	—	1,005,455	—	—	1,005,455	—	1,005,455
Warrants reclassified from liability	10, 11(f)	—	—	37,710	—	—	—	37,710	—	37,710
RSUs released, net of withholding taxes	11(d), 13(b)(ii)	1,324	21,822	—	(8,588)	—	—	13,234	—	13,234
Total contributions by and distribution to equity holders		81,538	21,822	37,710	996,867	—	—	1,056,399	—	1,056,399

Balance as at December 31, 2022		294,619	$321,791,727	$6,117,600	$57,303,078	$(14,539,294)	$(357,075,395)	$13,597,716	$2,326,137	$15,923,853

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited) (in U.S. dollars)

For the nine-month periods ended December 31, 2023 and 2022

		Nine-month periods ended
	Notes	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss for the period		$(34,307,482)	$(44,289,638)
Adjustments:
Depreciation of property, plant and equipment		449,166	652,196
Non-cash lease expense		255,270	385,800
Amortization of intangible assets		286,963	1,352,787
Impairment loss on goodwill	7	—	7,570,471
Share-based payment	13	1,516,920	2,832,438
Impairment loss on inventories	5	216,184	3,079,997
Restructuring fees	4(b), 11(f)	2,066,405	—
Expected credit losses		145,551	496,846
Loss on issuance of derivatives		945,034	3,156,569
Net finance expense		6,570,787	2,656,865
Unrealized foreign exchange (gain) loss		(180,978)	(6,545,401)
Interest received		—	1,440
Interest paid		(2,027,322)	(215,019)
Gain on settlement of liability		—	(66,169)
Revaluation of derivatives		(7,186,846)	(16,083,681)
Impairment loss on assets held for sale	4	—	15,346,119
Impairment loss on right-of-use assets		75,409	271,057
Impairment loss on intangibles	7	—	2,593,529
Payment of lease liabilities		(209,194)	(253,795)
Income tax expense		—	14,543
Net gain on sale of property, plant and equipment		—	(170,000)
Changes in operating assets and liabilities		23,819,010	6,543,514
Income taxes paid		—	(360)
Net cash used in operating activities		(7,565,123)	(20,669,892)
Cash flows from investing activities:
Proceeds on sale of assets		—	170,000
Net proceeds from the sale of Cannabis assets	4	—	3,121,778
Acquisition of property, plant and equipment		(79,208)	(601,743)
Net cash provided by investing activities		(79,208)	2,690,035
Cash flows from financing activities:
Repayment of loans and borrowings		(30,921,043)	—
Net increase in loans and borrowings, net of financing fees		30,917,703	3,800,000
Withholding taxes paid pursuant to the settlement of non-treasury RSUs		—	(574,153)
Gross proceeds from the issuance of shares and warrants through a Direct Offering	10	8,499,845	5,000,002
Proceeds from the issuance of shares and warrants through a Registered Direct Offering Priced At-The-Market and Concurrent Private Placement	10	—	6,000,002
Shares and warrants issuance costs	10	(1,521,640)	(1,330,211)
Proceeds from exercise of options and pre-funded warrants	10	696	65
Net cash provided by (used in) financing activities		6,975,561	12,895,705
Foreign exchange loss on cash and cash equivalents		(91,582)	(238,166)
Net increase (decrease) in cash and cash equivalents		(760,352)	(5,322,318)
Cash and cash equivalents, beginning of period		1,993,257	8,726,341
Cash and cash equivalents as at December 31, 2023 and 2022		$1,232,905	$3,404,023

Cash and cash equivalents is comprised of:
Cash		$1,232,905	$3,404,023

See accompanying notes to the condensed consolidated interim financial statements.

NEPTUNE WELLNESS SOLUTIONS INC.

Condensed Consolidated Interim Statements of Cash Flows (continued)

(Unaudited) (in U.S. dollars)

For the three and nine-month periods ended December 31, 2023 and 2022

Additional cash flow disclosure:

Changes in operating assets and liabilities
	Nine-month periods ended
	December 31, 2023	December 31, 2022

Trade and other receivables	$3,954,320	$2,489,793
Prepaid expenses	(1,746,741)	798,493
Inventories	3,032,798	(2,544,635)
Trade and other payables	6,727,215	1,599,623
Deferred revenues	—	(285,006)
Provisions	11,861,418	4,550,934
Other liabilities	(10,000)	(65,688)
Changes in operating assets and liabilities	$23,819,010	$6,543,514

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

1.	Reporting entity:

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

On November 20, 2023, the Company announced it has entered into a non-binding Letter of Intent ("LOI") to acquire Datasys Group, Inc., ("Datasys") and affiliated companies. The non-binding LOI establishes the framework for a potential transaction (the "Proposed Transaction") whereby Neptune would acquire all the outstanding equity of Datasys, subject to diligence, final board approval, shareholder approval and additional terms and conditions. Total potential consideration for the acquisition is $112 million in a combination of $20 million in cash at closing, $32 million in restricted equity based on a pre-closing volume weighted-average price ("VWAP") of the Company's share price on NASDAQ (subject to a minimum of 10 million shares) and restricted until three gradual releases over 10-30 months, a 5-year $31 million payable in kind ("PIK") seller note (carrying interest at 7%, subject to annual payment of interests, secured by the assets of Datasys, with principal being payable at maturity subject to a 25% discount in the event of early repayment within 22 months) and an earnout payment ranging from $5 million to $22 million, subject to Datasys achieving 2024 EBITDA thresholds between $13 million and $16 million (or greater). Payment by the Company of the deferred consideration, whether in payment of the PIK seller note (both interest and principal) and the earnout payment may be paid in cash or in kind in the form of Company shares, based on a VWAP of the Company's share price at the time of payment. The LOI sets out the initial proposed terms and conditions pursuant to which the Company and Datasys would effect a business combination that would result in the acquisition of Datasys by Neptune, which anticipates becoming a U.S. corporation in the context of the Proposed Transaction. If definitive documentation for the Proposed Transaction is agreed upon and the transaction is consummated, the Company would continue to operate Datasys' business as a data, analytics, digital media solutions provider and artificial intelligence technology company with several proprietary data sets, multiple marketing channels and a robust marketing cloud. Neptune and Datasys are still in negotiations, have not executed a definitive agreement and are under no obligation to enter into or continue negotiations regarding a definitive agreement relating to the Proposed Transaction. The Proposed Transaction is subject to the negotiation of definitive documentation between the parties and it is anticipated that closing of the Proposed Transaction would be subject to shareholder approval and additional terms and conditions, including the need for the Company to secure financing for the cash portion of the consideration and satisfactory due diligence by the respective parties.

For various reasons uncovered during the diligence process, the Company has concluded that it is no longer viable to pursue to the Proposed Transaction on the terms contemplated in the LOI. Neptune and Datasys are currently in discussions regarding a revised transaction structure and continue to negotiate in good faith to explore all possible avenues to reach an amicable partnership. There can be no assurance that a definitive agreement will be entered into or that the Proposed Transaction or an alternate transaction with revised terms will be consummated at all.

Sale of Cannabis Assets

On October 17, 2022, Neptune announced an agreement to sell substantially all of its Cannabis assets (including, but not limited to, the production facility located in Sherbrooke, Québec and certain legal entities including various related brand names and trademarks, including MoodRing and PanHash, to PurCann Pharma Inc. These assets were reported as Assets Held For Sale ("AHFS") as of September 30, 2022. On November 9, 2022, the sale to PurCann Pharma Inc. was completed.

Share consolidations and delisting from TSX

On June 9, 2022, Neptune announced the completion of the Company's first proposed consolidation (also known as a reverse stock split) of its common shares (the "Common Shares") on the basis of one (1) post-consolidation Common Share for every thirty-five (35) pre-consolidation Common Shares (the "First Share Consolidation"). The post-consolidation Common Shares commenced trading on the NASDAQ and the TSX at the market open on June 13, 2022. The First Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 198 million Common Shares to approximately 5.7 million Common Shares as at June 13, 2022. On September 7, 2023, Neptune announced the completion of the Company's second proposed consolidation of its Common Shares on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Second Share Consolidation"). The post-consolidation Common Shares commenced trading on the NASDAQ at the market open on September 8, 2023. The Second Share Consolidation reduced the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares as at September 8, 2023. These consolidated financial statements have been retroactively adjusted to reflect both share consolidations. As a result, the number of common shares, options, deferred share units ("DSUs"), restricted share units ("RSUs"), restricted shares and warrants, issuance and exercise prices of options, DSUs, RSUs, restricted shares and warrants, loss per share reflect the First and Second Share Consolidations.

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

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

Going concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which presumes that the Company will continue realizing its assets and discharging its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has financed its operations primarily through the public offering and private placement of Common Share units, consisting of Common Shares and warrants, convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. For the nine-month period ended December 31, 2023, the Company incurred a net loss of $34.3 million and negative cash flows from operations of $7.6 million, and had an accumulated deficit of $410.6 million as of December 31, 2023. For the year ended March 31, 2023, the Company incurred a net loss of $88.8 million and negative cash flows from operations of $28.6 million. Furthermore, as at December 31, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. In addition, the Company defaulted on certain conditions of its notes and while the defaults were subsequently waived (see note 8), there is no assurance as to the Company's ability to continue to comply with the terms in fiscal 2024.

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
For the three and nine-month periods ended December 31, 2023 and 2022

2.	Basis of preparation:

(a)	Accounting framework:

These condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U. S. GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

Estimates include the following:

●	Estimating the write down of inventory.
●	Estimating expected credit losses for receivables.
●	Estimating the recoverable amount of non-financial assets, to determine and measure impairment losses on goodwill, intangibles, and property, plant and equipment.
●	Estimating the lease term of contracts with extension options and termination options.
●	Estimating the lease liabilities and related right-of-use assets.
●	Estimating the revenue from contracts with customers subject to variable consideration.
●	Estimating the fair value of bonus, options and warrants that are based on market and non-market conditions (note 13).
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
For the three and nine-month periods ended December 31, 2023 and 2022

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

These condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated from the Company’s condensed consolidated interim financial statements. On February 10, 2021, Neptune acquired a 50.1% interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). The accounts of the subsidiary are included in the condensed consolidated interim financial statements from that date.  On November 3, 2023, Neptune's interest in Sprout increased to 89.5% following the Sprout Restructuring Agreement (see note 4(b)).

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
For the three and nine-month periods ended December 31, 2023 and 2022

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

(b)	Acquisition of a controlling interest in Sprout Foods and subsequent planned Spinout:

On February 10, 2021, Neptune acquired a 50.1% equity interest in Sprout Foods, Inc. (“Sprout” or “Sprout Foods”). Sprout’s other equity interest owners granted Neptune a call option (the "Call Option") to purchase the remaining 49.9% outstanding equity interests of Sprout, at any time beginning on January 1, 2023 and ending on December 31, 2023. The total consideration payable for the additional shares (“Call Shares”) upon the exercise of the Call Option and the closing of Neptune's acquisition of the Call Shares would be equal to the total equity value of the Call Shares, which would be based upon the applicable percentage acquired by Neptune of the total enterprise value for Sprout. As at the close of the transaction, the value of the asset related to the Call Option was determined to be $5,523,255, representing the difference between the market price and the contract value of the Call Option, discounted at a rate of 8.9% and assuming the transaction would take place on January 1, 2023. To establish the market price, the multiples selected were 2.3x for revenues and 12.0x for EBITDA, based on analysis of average and median industry multiples, and were adjusted to consider a 20% discount; the multiples to be used as per the contract are 3.0x for revenues and 15.0x for EBITDA, weighted at 50%. As at March 31, 2022, the fair value of the asset was remeasured to $nil, generating a loss on re-measurement of $5,598,198 accounted under revaluation of derivatives for the year ended on that date. As at December 31, 2023, the fair value of the asset remains $nil.

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

On November 3, 2023, Neptune, NH Expansion Credit Fund Holdings LP (“MSEC”) and certain entities of the Company entered into a Restructuring Agreement (the “Sprout Restructuring Agreement”) relating to the transfer to MSEC of certain debts owed by Sprout to Neptune Growth Ventures, Inc. (“NGV”), resulting in a restructuring fee of $(2,066,405) to the Condensed Consolidated Interim Statements of Loss and Comprehensive Loss for the three and nine-month periods ended December 31, 2023, and the conversion of those transferred debts, along with the conversion of certain debts owed by Sprout to NGV, into shares of common stock of Sprout, in accordance with the terms of the previously disclosed exchange option. Following the Sprout Restructuring Agreement, the Company increased its ownership in Sprout from 50.1% to 89.5%.

5.	Inventories:

	December 31, 2023	March 31, 2023

Raw materials	$5,126,337	$5,314,450
Work in progress	98,727	—
Finished goods	4,186,124	7,360,850
Supplies and spare parts	204,984	330,774
	$9,616,172	$13,006,074

During the three and nine-month periods ended December 31, 2023, the Company recorded impairment losses of $nil and $216,184 respectively (2022 – $nil and $3,079,997) as a result of inventory measurements to their net realizable value. The impairment losses during the three and nine-month periods ended December 31, 2022 related to certain Cannabis inventories returned for higher than impaired values or that were sold during the periods at lower than costs or that are not expected to be realized.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

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

There was no change to the fair value of the Biodroga goodwill, aside from currency translation induced changes.

The aggregate amount of goodwill is allocated to each reporting unit as follows:

	December 31, 2023	March 31, 2023

Biodroga	$2,482,706	$2,426,385
	$2,482,706	$2,426,385

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

8.	Loans and borrowings:

	December 31, 2023	March 31, 2023

Loans and borrowings:

Promissory note originally of $10,000,000 and increased to $13,000,000 on July 13, 2022, issued by Sprout, to Morgan Stanley Expansion Capital ("Morgan Stanley" or "MSEC"), guaranteed by the Company and secured through a first-ranking mortgage on all movable current and future, corporeal and incorporeal, and tangible and intangible assets of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is compounded and is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal and accrued interest may also be converted, in whole or in part, at any time before February 1, 2024, upon the mutual consent of Sprout, the Company and MSEC, into common shares of the Company. In connection with the increase of $3,000,000 of the promissory note, MSEC was issued 9,317 common shares of Neptune of a value of $570,185. On April 27, 2023, the note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum to December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024. On November 6, 2023, the note was further amended, with the maturity date extended to June 30, 2025 and now bears interest at the rate of 15.0% per annum to June 30, 2024, payable in kind, and 7.5% per annum, payable in kind, and 7.5% per annum payable in cash, from and after June 30, 2024.

	$18,092,845	$15,622,508

Promissory note of $250,000 issued by Sprout on August 26, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing September 30, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion. Neptune issued 920 common shares for a value of $75,736 in connection with this promissory note.

	291,057	218,517

Promissory notes totaling $550,000 issued by Sprout on November 8, 2022, guaranteed by the Company and secured by the issued and outstanding capital stock of Sprout. The outstanding principal balance bears interest at the rate of 10.0% per annum, increasing by 1.00% every three months commencing December 31, 2022. Interest is accrued and added to the principal amount of the loan and is presented net of borrowing costs. The principal is payable on February 1, 2024 in cash, or, upon the prior consent of the holder, fully or partially in common shares of Neptune at the Company's discretion. Neptune issued 3,659 common shares for a value of $96,578 in connection with these promissory notes.

	624,638	496,061

Senior secured notes (the "Notes") issued by the Company on January 12, 2023 for gross proceeds of $4,000,000 pursuant to the Note Purchase Agreement with CCUR Holdings, Inc. ("Collateral Agent") and the purchasers named therein. The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The Notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. The lender has the right to demand immediate repayment in the event of default of certain covenants. The Company defaulted on certain conditions of the Notes and entered into Waiver and First Amendment to the Notes (the "Waiver Agreement") on March 9, 2023. The Waiver Agreement waived certain administrative, regulatory and financial statement related covenants and the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $200,000, payable as follows: (i) on or prior to May 15, 2023, $100,000 and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $100,000. The interest rate was also increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement which occurred on March 21, 2023. Amongst other covenants, the Notes require timely filling of financial statements. Debt issuance costs totaling $713,320 were capitalized to this loan, including the issuance by Neptune of 850,000 January 2023 Warrants of a value of $338,320. The Company completed the repayment of these Notes on October 10, 2023.

	—	3,607,116

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

	5,258,548	2,762,110

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

	323,892	244,952

Accounts receivable factoring facility contracted by Biodroga on November 8, 2023 through an Invoice Purchase and Security Agreement ("PSA") partnership with Alterna Capital Solutions LLC (the "Lender"), which includes an inventory financing rider (the "Rider"). The maximum amount potentially available to be deployed by the Lender at any given time pursuant to the PSA and Rider is $3 million, which may be increased in $1 million increments up to a maximum of $8 million in accordance with the terms of the PSA. The terms of the agreement include a Funds Usage Fee of prime plus 1% with a minimum interest rate of 9.5% per annum. The lender was granted a security interest in Biodroga's accounts receivable and inventory. The agreement will remain in effect for a 12-month period, effective November 17, 2023, and will be eligible for renewal. Neptune guaranteed the obligations of Biodroga in connection with this agreement.

	1,393,420	—

Loans and borrowings	25,984,400	22,951,264
Less current portion of loans and borrowings	25,984,400	7,538,369
Loans and borrowings, net of current portion	$—	$15,412,895

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

On  November 17, 2023, Biodroga Nutraceuticals Inc. (“Biodroga”), a subsidiary of the Company, executed an Invoice Purchase and Sale Agreement (the “PSA”) with Alterna Capital Solutions LLC (the “Lender”), dated November 8, 2023, providing for the purchase by the Lender of certain of Biodroga’s accounts receivable. Pursuant to the PSA, Biodroga agreed to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. In connection with the PSA, Biodroga and Alterna also executed an Inventory Finance Rider (the “Rider”), dated November 8, 2023, providing for advances by Alterna secured by the inventory of Biodroga. Subject to the Lender's discretion and the terms and conditions of the Rider and the PSA, the Lender may make advances to Biodroga of an aggregate amount up to and not to exceed, as of any date of determination of (i) 75% of Eligible Inventory (as defined in the Rider) valued at the lower of cost or market value, or (ii) 75% of the net orderly liquidation value of the Eligible Inventory. The maximum amount potentially available to be deployed by the Lender at any given time pursuant to the PSA and Rider is $3 million, which may be increased in $1 million increments up to a maximum of $8 million in accordance with the terms of the PSA. The PSA and Rider provide for the payment of fees by Biodroga, including a funds usage fee of prime plus 1% with a minimum interest rate of 9.5% per annum, and includes customary representations and warranties, indemnification provisions, covenants and events of default. The PSA and Rider provide for an initial twelve (12) month term, followed by automatic annual renewal terms unless Biodroga provides written notice pursuant to the PSA prior to the end of any term. In connection with the PSA, the Company delivered a Commercial Guaranty (the “Parent Guaranty”) to the Lender, guaranteeing the prompt payment and performance of the liabilities and obligations of Biodroga to the Lender under the PSA.

On November 6, 2023, the Company entered into the Third Amended and Restated Secured Promissory Note with NH Expansion Credit Fund Holdings L.P. ("Morgan Stanley" or "MSEC") by which the maturity date was amended to June 30, 2025 and the outstanding principal balance of this note shall bear interest at the rate of (i) fifteen percent (15.00%) per annum through and including June 30, 2024, which shall be compounded by being added to the principal amount of this Note on each Payment Date and (ii) from and after July 1, 2024 and continuing until this Note is repaid in full in accordance with the terms hereof, (a) seven and one-half percent (7.50%), which shall be compounded by being added to the principal amount of this Note on each Payment Date and (b) seven and one-half percent (7.50%) due and payable in cash on each Payment Date; provided, however, that upon an event of default and while such event of default is continuing, this Note shall bear interest at the rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable hereto, compounded weekly. Interest will be calculated on the basis of a 360-day year for the actual number of days elapsed.

On October 13, 2023, the Company announced that it had prepaid in full its senior secured notes with CCUR Holdings, Inc. and Symbolic Logic, Inc., after a payment of approximately $2.3 million. The senior secured notes had an original principal amount of $4 million and bore a fixed interest rate of 16.5% per annum.

On August 17, 2023, Neptune announced entering into a binding term sheet with MSEC for the Company's organic baby and toddler food brand, Sprout Organics, providing Neptune with an option to exchange its existing Sprout debt for Sprout equity, on or prior to November 13, 2023 (the "Exchange"), resulting in Neptune ownership of approximately 89.5% of Sprout.  The Exchange would substantially reduce Sprout's debt. The Exchange is subject to the execution of definitive agreements and receipt of required consents.  The term sheet further provides for amendments to remaining Sprout promissory notes in the event that the Exchange is consummated, including that such promissory notes would have their maturity date extended to  June 30, 2025 and the termination of the guarantee currently provided by the Company. The term sheet further specifies certain terms governing a transaction that, if consummated, would result in Sprout becoming an independent trading entity (see note 4(b)). There can be no assurances that such a transaction will be consummated, but the Exchange was completed on November 3, 2023.

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

The Company did not pay the promissory notes that were due on February 1, 2024 and is working with the lenders to resolve the situation.  Consequently, the extension of the MSEC Promissory Note may be compromised and that note is also considered entirely current for the moment.

During the three and nine-month periods ended December 31, 2023, interest expense of $876,436 and $4,116,994 respectively were recognized on loans and borrowings (2022 - $311,679 and $786,311). In addition there were respectively $278,386 and $655,132 in factoring fees and exit fees of nil and $138,606 for the three and nine-month periods ended December 31, 2023 with no corresponding amounts in the same period for 2022.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

9.	Provisions

(a)

During the year ended March 31, 2019, the Company received a judgment from the Superior Court of Québec (the “Court”) in respect of certain royalty payments alleged to be owed and owing to a former chief executive officer of the Company (the “Former CEO”) pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the Former CEO (the “Royalty Agreement”). The Company appealed the judgment which was dismissed by the Court of Appeal of Québec in February 2021. Under the terms of the Royalty Agreement and as maintained by the court, annual royalties of 1% of the sales and other revenue made by the Company on a consolidated basis are payable by the Company to the Former CEO biannually, but only to the extent that the cost of the royalty would not cause the Company to have a loss before interest, taxes and amortization (in which case, the payments would be deferred to the following fiscal year).  As of December 31, 2023, a provision of $ 1,137,882 ( March 31, 2023 - $ 963,808) has been recorded by the Company. During the three and nine-month periods ended December 31, 2023, the Company increased the provision by $(76,072) and $174,074 respectively, and made no payments to the Former CEO in relation to this provision. During the three and nine-month periods ended December 31, 2022, the Company increased the provision by respectively $64,415 and $281,244, recorded foreign currency translation adjustments of $9,317 and $(37,707), and made no payments to the Former CEO in relation to this provision. Effective as of September 20, 2022, the Company notified the Former CEO that it was exercising its legal rights to terminate the Royalty Agreement. In response to such termination, the Former CEO is seeking a declaratory judgment that the Company did not have the legal right to terminate the Royalty Agreement.

(b)

In September 2020, Neptune submitted a claim and demand for arbitration against Peter M. Galloway and PMGSL Holdings, LLC (collectively “PMGSL”) in accordance with the SugarLeaf Asset Purchase Agreement (“APA”) dated May 9, 2019, between Neptune, PMGSL, Peter M. Galloway and Neptune Holding USA, Inc. Separately, PMGSL submitted a claim and demand for arbitration against Neptune. The Neptune claims and PMGSL claims have been consolidated into a single arbitration and each are related to the purchase by Neptune of substantially all of the assets of the predecessor entities of PMGSL Holdings, LLC. Neptune is claiming, among other things, breach of contract and negligent misrepresentation by PMGSL in connection with the APA and is seeking, among other things, equitable restitution and any and all damages recoverable under law. PMGSL is claiming, among other things, breach of contract by Neptune and is seeking, among other things, payment of certain compensation contemplated by the APA. A merit hearing in the arbitration started in April 2022 with a further week of testimony from August 1 to August 5, 2022. On June 15, 2022, a one-day hearing took place on Neptune's motion to enforce a settlement agreement reached on April 2021 (which was repudiated by PMGSL in June 2021). Following oral argument on July 7, 2022, that motion was denied and a fee award of approximately $68,000 was entered against Neptune. On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of SugarLeaf Labs, Inc. The Company strongly disagrees with this award; Neptune has not made any payment toward this award and intends to challenge the validity of the award in federal court. Based on currently available information, a provision of $4,157,014 has been recognized for this case as of December 31, 2023 ( March 31, 2023 - $600,000).

(c)

A supplier of cannabis initiated a lawsuit against the Company's subsidiary, 9354-7537 Quebec Inc., ("9354") for breach of a Wholesale Cannabis Supply Agreement (the “Supply Agreement”) for the purchase of cannabis trim. The purchased trim was rejected by 9354 due to quality concerns. The supplier refused to refund the purchase price and ultimately sued 9354 for breach of the Supply Agreement. The matter proceeded to trial in November 2021, and on March 23, 2022, an arbitrator entered an arbitration award against 9354 for the full purchase price of the trim. With fees and costs, the final arbitrator’s award entered against 9354 was $1,127,024, plus applicable interest. During the quarter ended June 30, 2022, the parties engaged into settlement negotiations which resulted in the execution of a settlement agreement dated July 13, 2022. As at June 30, 2022, the payable was revised to the settlement amount of $543,774 which resulted in the recognition of a settlement gain of $583,430 under Selling, general and administrative expenses for the three-month period ended June 30, 2022. During the year ended March 31, 2023, the Company made aggregate payments of $515,464 to the supplier and recorded foreign currency translation adjustments of $(63,381). The Company made the final payment on October 12, 2022. This provision was included in trade and other payables. As at December 31, 2023, the balance of this payable was nil.

(d)

On March 16, 2021, a purported shareholder class action was filed in United States District Court for the Eastern District of New York against the Company and certain of its current and former officers alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, with respect to the Company’s acquisition of SugarLeaf Labs, Inc. On October 21, 2022, the Company announced that it had agreed to settle and resolve the purported shareholder class action for a gross payment to the class of between $4 and $4.25 million, with the exact amount being within the Company’s control and dependent on the type of consideration used. The settlement was subject to court approval and certification by the court of the class. On March 16, 2023 the settlement offer was accepted and the first payment in the amount of $500,000 was paid on March 22, 2023. Two additional payments of $500,000 each were subsequently made, on April 21, 2023, and May 4, 2023 respectively. Neptune remitted the balance of the settlement in securities, by issuing 2,522,936 common shares worth an aggregate of $2,750,000 on October 10, 2023. As at December 31, 2023, the balance of this payable was nil.

(e)

Neptune Health and Wellness Innovation, Inc. ("Innovation") entered into a warehousing agreement with Carolina Rework Solutions on August 10, 2020, for a warehouse based in North Carolina.  Innovation breached the agreement by failing to pay monthly warehousing fees.  The landlord has also alleged that Innovation breached the agreement by abandoning and failing to remove hand sanitizer from the North Carolina facility. Consequently, it is claiming approximately $2.0 million to the Company for warehousing fees and disposal expenses.  This case did not settle at mediation and a trial scheduled for April 2024. Based on currently available information, a provision of $2,000,000 has been recognized for this case as of December 31, 2023 ( March 31, 2023 - $315,909, which was then included under Other Provisions).

(f)

Baxters Food Group Limited, the parent company of two Sprout co-manufacturers, claims to be owed $5.0 million for outstanding invoices for product which Sprout has picked up, in addition to amounts fronted by Baxters for inventory that has now expired, packaging and raw ingredients.  Baxters has brought a claim against Sprout in state court in Ohio. Complaint was served on Sprout on December 11, 2023. Based on currently available information, a provision of $5,000,000 has been recognized for this case as of December 31, 2023 ( March 31, 2023 - $nil)

(g)	As at December 31, 2023, the Company has various additional other provisions for legal fees obligations for an aggregate amount of $2,514,862 ( March 31, 2023 – $1,384,532).

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

10.	Liability related to warrants:

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

On September 21, 2023, the Company announced its public offering ( "September 2023 Direct Offering") of 1,800,000 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 1,800,000 common shares at a combined public offering price of $2.50 per share and accompanying warrant, resulting in gross proceeds of approximately $4.5 million. The warrants have an exercise price of $2.50 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on September 26, 2023. On that day, the Company issued 250,000 common shares and 1,550,000 pre-funded warrants, along with 1,800,000 warrants (the "September 2023 Warrants"). As of December 31, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants, leaving 394,000 pre-funded warrants outstanding; none of the September 2023 Warrants have been exercised to date.

Proceeds of the $4,500,000 September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $1,972,101 for the September 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $2,021,466 relative fair value recorded under equity, and by difference, $506,278 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the nine-month period ended December 31, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were of $763,012, of which $85,847 were recorded under common stock, $342,768 were recorded under equity warrants and $334,397 were recorded under finance costs.

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

On May 11, 2023, the Company announced its public offering ( "May 2023 Direct Offering") of 303,032 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 303,032 common shares at a combined public offering price of $13.20 per share and accompanying warrant, resulting in gross proceeds of approximately $4.0 million. The warrants had an exercise price of $13.20 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. The closing of the offering occurred on May 15, 2023. On that day, the Company issued 110,380 common shares and 192,652 pre-funded warrants, along with 303,032 warrants (the "May 2023 Warrants"). On September 26, 2023, the exercise price was amended to $2.50 per share and the expiry date was amended to September 26, 2028.  As of December 31, 2023, 192,652 common shares were issued upon exercise of pre-funded warrants, leaving no pre-funded warrants outstanding; none of the May 2023 Warrants have been exercised to date.

Proceeds of the $4,000,000 May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the nine-month period ended December 31, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

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
For the three and nine-month periods ended December 31, 2023 and 2022

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

Changes in the value of the liability related to the warrants for the nine-month periods ended December 31, 2023 and 2022 were as follows:

	Warrants	Amount

Outstanding as at March 31, 2022	48,151	$5,570,530
Warrants issued during the period	257,709	14,156,571
Warrants exercised during the period	(29,351)	(1,769,000)
Warrants reclassified to equity during the period	(12,435)	(37,710)
Net revaluation gain		(16,083,681)
Movements in exchange rates		(392,652)
Outstanding as at December 31, 2022	264,074	$1,444,058

Outstanding as at March 31, 2023	285,325	$3,156,254
Warrants issued during the period	2,103,034	3,997,348
Net revaluation gain		(6,241,812)
Outstanding as at December 31, 2023	2,388,359	$911,790

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

The following table provides the relevant information on the outstanding warrants as at December 31, 2023:

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the nine-month periods ended December 31, 2023 and 2022 is presented in the following tables:

	2020 Warrants		2021 Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Balance - beginning of period	$—	$309,769	$—	$306,704

Warrants reclassified to equity during the period	—	(19,058)	—	(18,652)
Change in fair value to date of transfer to equity	—	(279,056)	—	(276,527)
Translation effect	—	(11,655)	—	(11,525)

Balance - end of period	$—	$—	$—	$—

	Series A Warrants		Series B Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Balance - beginning of period	$106,207	$3,270,816	$3,641	$1,683,241

Change in fair value	(99,242)	(3,099,783)	3,324	(1,622,926)
Translation effect	—	(136,418)	—	(59,975)

Balance - end of period	$6,965	$34,615	$6,965	$340

	Series C Warrants		Series D Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Balance - beginning of period	$494,289	$—	$153,598	$—

Warrants issued during the period	—	4,046,836	—	3,080,121
Warrants exercised during the period	—	(365,224)	—	(1,403,776)
Change in fair value	(477,092)	(3,339,370)	(144,113)	(1,337,675)
Translation effect	—	(121,760)	—	(51,319)

Balance - end of period	$17,197	$220,482	$9,485	$287,351

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

	Series E Warrants		January 2023 Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Balance - beginning of period	$2,046,082	$—	$352,437	$—

Warrants issued during the period	—	7,029,614	—	—
Change in fair value	(1,996,435)	(6,128,344)	(347,443)	—

Balance - end of period	$49,647	$901,270	$4,994	$—

	May 2023 Warrants		September 2023 Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Balance - beginning of period	$—	$—	$—	$—

Warrants issued during the period	2,025,247	—	1,972,101	—
Change in fair value	(1,910,710)	—	(1,270,101)	—

Balance - end of period	$114,537	$—	$702,000	$—

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Series A Warrants		Series B Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Share price	$0.53	$12.80	$0.53	$12.80
Exercise price	$2.50	$448.00	$2.50	$448.00
Dividend yield	—	—	—	—
Risk-free interest	3.86%	4.02%	3.86%	4.75%
Remaining contractual life (years)	4.75	4.71	4.75	0.71
Expected volatility	133.8%	94.2%	133.8%	135.7%

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

	Series C Warrants		Series D Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Share price	$0.53	$12.80	$0.53	$12.80
Exercise price	$2.50	$92.80	$2.50	$92.80
Dividend yield	—	—	—	—
Weighted average risk-free interest	3.86%	4.05%	3.86%	4.58%
Weighted average remaining contractual life (years)	5.16	4.48	4.75	1.48
Weighted average expected volatility	129.8%	94.1%	133.8%	112.4%

	Series E Warrants		January 2023 Warrants
	December 31, 2023	December 31, 2022	December 31, 2023	January 12, 2023 (Grant date)

Share price	$0.53	$12.80	$0.53	$21.20
Weighted average exercise price	$2.50	$64.80	$2.50	$21.20
Dividend yield	—	—	—	—
Weighted average risk-free interest	3.89%	4.02%	3.99%	3.53%
Weighted average remaining contractual life (years)	4.18	4.78	4.04	5.00
Weighted average expected volatility	137.1%	93.6%	141.6%	98.2%

	May 2023 Warrants		September 2023 Warrants
	December 31, 2023	May 15, 2023 (Grant date)	December 31, 2023	September 26, 2023 (Grant date)

Share price	$0.53	$8.80	$0.53	$1.35
Exercise price	$2.50	$13.20	$2.50	$2.50
Dividend yield	—	—	—	—
Risk-free interest	3.87%	3.46%	3.86%	4.62%
Remaining contractual life (years)	4.71	5.00	4.50	5.00
Expected volatility	134.1%	110.9%	133.8%	126.8%

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
For the three and nine-month periods ended December 31, 2023 and 2022

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

During the three and nine-month periods ended December 31, 2023 and 2022, Neptune issued no common shares of the Company upon exercise of stock options.

(c)	DSUs released:

During the three and nine-month periods ended December 31, 2023 and 2022 , Neptune issued no common shares of the Company for the release of DSUs to former and current members of the Board of Directors.

(d)	RSUs released:

During the three and nine-month periods ended December 31, 2023, Neptune issued no common shares of the Company for RSUs released to the CEO as part of his employment agreement.

During the nine-month period ended December 31, 2022, Neptune issued 6,563 common shares of the Corporation for RSUs released to the CEO as part of his employment agreement at a weighted average price of $224.00 per common share. The Corporation, with the consent of the CEO delayed issuance of an additional 4,338 RSUs since withholding taxes of $815,953 were paid or payable pursuant to the issuance of the common shares.

(e)	Restricted shares:

During the three and nine-month periods ended December 31, 2023 and 2022, Neptune issued no restricted common shares of the Company to employees.

(f)	Warrants:

On November 3, 2023, the Company entered into the Sprout Restructuring Agreement with MSEC (see note 4(b)). Pursuant to the terms of the Sprout Restructuring Agreement, the Company also issued warrants to MSEC (the "MSEC Warrants") to purchase an aggregate of 92,495 shares of Neptune common stock, with each warrant exercisable up to and including April 7, 2028 at a price of $0.01 per common share. The aggregate fair value on issuance of the MSEC Warrants was $66,404, resulting in a restructuring fee of $(2,066,405) to the Condensed Consolidated Interim Statements of Loss and Comprehensive Loss for the three and nine-month periods ended December 31, 2023.

On September 26, 2023, as part of the September 2023 Direct Offering described under note 10, Neptune issued 250,000 common shares and 1,550,000 pre-funded warrants ( “September 2023 Pre-Funded Warrants”), with each September 2023 Pre-Funded Warrant exercisable for one Common Share. The September 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.0001 and were exercisable commencing on the Closing Date and are to terminate when such Pre-Funded Warrants would be exercised in full. As of December 31, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants for $116, leaving 394,000 September 2023 Pre-Funded Warrants outstanding.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

On May 15, 2023, as part of the May 2023 Direct Offering described under note 10, Neptune issued 110,380 common shares and 192,652 pre-funded warrants ( “May 2023 Pre-Funded Warrants”), with each May 2023 Pre-Funded Warrant exercisable for one Common Share. The Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and were exercisable commencing on the Closing Date and are to terminate when such Pre-Funded Warrants would be exercised in full. As of December 31, 2023, 192,652 common shares were issued upon exercise of pre-funded warrants for $541, leaving no May 2023 Pre-Funded Warrants outstanding.

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

Changes in the value of equity related to the warrants were as follows:

	December 31, 2023		December 31, 2022
	Weighted		Weighted
	average	Number of	average	Number of
	exercise price	warrants	exercise price	warrants

Warrants outstanding at April 1, 2023 and 2022	$4,924.69	19,625	$13,013.78	4,412
Issued	0.0010	1,835,147	0.0040	16,139
Reclassification from liability related to warrants	—	—	3,150.0000	12,435
Exercised	0.0007	(1,348,652)	0.0040	(16,139)
Warrants outstanding at December 31, 2023 and December 31, 2022	$190.96	506,120	$5,733.19	16,847

Warrants exercisable at December 31, 2023 and December 31, 2022	$190.96	506,120	$5,733.19	16,847

Warrants of the Company classified as equity are composed of the following as at December 31, 2023 and March 31, 2023:

			December 31, 2023			March 31, 2023
	Number	Number		Number	Number
	outstanding	exercisable	Amount	outstanding	exercisable	Amount

Warrants IFF (i)	1,429	1,429	$1,630,210	1,429	1,429	$1,630,210
Warrants AMI (ii)	2,983	2,983	4,449,680	2,983	2,983	4,449,680
2020 Warrants (iii)	7,524	7,524	19,058	7,524	7,524	19,058
2021 Warrants (iv)	4,911	4,911	18,652	4,911	4,911	18,652
March 2023 Warrants	2,778	2,778	37,723	2,778	2,778	37,723
September 2023 Pre-Funded Warrants	394,000	394,000	426,710	—	—	—
MSEC Warrants	92,495	92,495	66,404	—	—	—
	506,120	506,120	$6,648,437	19,625	19,625	$6,155,323

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

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
For the three and nine-month periods ended December 31, 2023 and 2022

(h)	Direct Offerings:

On September 26, 2023, Neptune issued a total of 1,550,000 pre-funded warrants ( “September 2023 Pre-Funded Warrants”), along with 250,000 common shares of the Company, as part of a registered direct offering ( "September 2023 Direct Offering"). Each September 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the September 2023 Pre-Funded Warrants were sold together with 1,800,000 September 2023 Warrants (see note 10). Each of the September 2023 Warrant is exercisable for one common share. Each of the common shares and September 2023 Pre-Funded Warrants and the accompanying September 2023 Warrants were sold together at a combined offering price of $2.50, for aggregate gross proceeds of $4,500,000 before deducting fees and other estimated offering expenses. The September 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Warrants have an exercise price of $2.50 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the September 2023 Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $1,972,101 for the September 2023 Warrants. The September 2023 Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $2,021,466 relative fair value recorded under equity, and by difference, $506,278 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. The September 2023 Pre-Funded Warrants were exercised in part during the three and nine-month periods ended December 31, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were $763,012, of which $85,847 were recorded under common stock, $342,768 were recorded under equity warrants and $334,397 were recorded under finance costs.

On May 15, 2023, Neptune issued a total of 192,652 pre-funded warrants ( “May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ( "May 2023 Direct Offering"). Each May 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the May 2023 Pre-Funded Warrants were sold together with 303,032 May 2023 Warrants (see note 10). Each of the May 2023 Warrant is exercisable for one common share. Each of the common shares and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such May 2023 Pre-Funded Warrants are exercised in full. The May 2023 Warrants had an exercise price of $13.20 per share and could be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2,025,247 for the May 2023 Warrants. The Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1,255,240 relative fair value recorded under equity, and by difference, $719,513 was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. The May 2023 Pre-Funded Warrants were fully exercised over the three and nine-month periods ended December 31, 2023 for gross proceeds of $771. Total issue costs related to this direct offering were $758,628, of which $136,461 were recorded under common stock, $238,065 were recorded under equity warrants and $384,102 were recorded under finance costs.

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

(g)	Common shares issued in relation with the settlement of a litigation:

On October 10, 2023, Neptune issued 2,522,936 common shares in relation with the settlement of a purported shareholder class action that was filed on March 16, 2021 (see Note 9(d)).  The settlement totaled $4.25 million, of which $1.5 million was paid in cash and $2.75 million in common shares.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

12.	Non-controlling interest:

Following the Sprout Restructuring Agreement (see Note 4(b)), the Company increased its interest in Sprout from 50.1% to 89.5% on November 3, 2023.  Accordingly, the equity interest held by non-controlling interests was the following:

Name	Country of incorporation	December 31, 2023	March 31, 2023
Sprout	United States of America	10.5%	49.9%

As for the weighted average proportion of equity interest held by non-controlling interests for the three and nine-month periods ended December 31, 2023 and December 31, 2022, it was the following:

	Three-month period ended		Nine-month period ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Sprout	23.8%	49.9%	41.2%	49.9%

The summarized financial information of Sprout is provided below. This information is based on amounts before inter-company eliminations and include the effects of the Company’s purchase price adjustments.

Summarized statement of loss and comprehensive loss:

	Three-month period ended		Nine-month period ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Revenue from contracts with customers	$4,868,817	$8,380,966	$18,928,571	$24,903,038
Cost of sales	(4,347,787)	(7,825,211)	(18,896,730)	(23,748,469)
Selling, general and administrative expenses	(8,327,436)	(3,184,805)	(16,476,345)	(9,412,606)
Impairment loss on goodwill and intangible assets	—	—	—	(10,164,000)
Finance costs	(1,454,080)	(934,685)	(4,704,644)	(2,396,967)
Loss before tax	(9,260,486)	(3,563,735)	(21,149,148)	(20,819,004)
Income tax expense	—	(14,543)	—	(14,543)
Net loss	(9,260,486)	(3,578,278)	(21,149,148)	(20,833,547)
Total comprehensive loss	(9,260,486)	(3,578,278)	(21,149,148)	(20,833,547)
Loss attributable to the subsidiary's non-controlling interest	(1,421,144)	(1,803,089)	(7,353,586)	(2,220,145)
Comprehensive loss attributable to the subsidiary's non-controlling interest	$(1,421,144)	$(1,775,189)	$(7,353,586)	$(2,220,145)

Summarized statement of balance sheets:

	December 31, 2023	March 31, 2023
Current assets	$7,712,019	12,382,450
Non-current assets	5,403	9,788
Current liabilities	43,561,652	12,938,219
Non-current liabilities	3,659,307	35,789,746
Total equity (deficiency)	(39,503,537)	(36,335,727)
Attributable to:
Equity holders of the Company	(46,872,028)	(20,714,912)
Non-controlling interest	$7,368,491	$(15,620,815)

Summarized statement of cash flow:

	Three-month period ended		Nine-month period ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cash flow provided by (used in) operating activities	$85,994	$(1,873,210)	$(2,491,563)	$(5,798,310)
Cash flow provided by investing activities	—	—	—	—
Cash flow provided by (used in) financing activities	(409,260)	1,999,408	2,496,437	5,249,408
Net increase (decrease) in cash and cash equivalents	$(323,266)	$126,198	$4,874	$(548,902)

(1) Cash flow from financing activities is partially provided through intercompany advances.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

13.	Share-based payment:

Under the Company’s share-based payment arrangements, stock-based compensation expenses of  $ 433,494  and  $ 1,516,920  respectively were recognized on equity share based awards for the  three and nine-month periods ended December 31, 2023  and expenses of $ nil  and $nil on liability-based awards in the condensed consolidated interim statement of loss and comprehensive loss for the  three and nine-month periods ended December 31, 2023  ( 2022  - respectively  $ 1,005,455  and  $ 2,832,438  for equity-based awards and $110,859 and $3,263,437 for liability-based awards).

As at December 31, 2023, the Company had the following share-based payment arrangements:

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

The number and weighted average exercise prices of stock options are as follows:

	2023		2022
	Weighted		Weighted
	average		average
	exercise	Number of	exercise	Number of
	price	options	price	options

Options outstanding at April 1st, 2023 and 2022	$729.32	10,443	$1,496.49	7,385
Granted	—	—	64.14	5,744
Forfeited/Cancelled	100.03	(2,978)	640.00	(1,650)
Expired	—	—	2,028.40	(956)
Options outstanding at December 31, 2023 and 2022	$975.98	7,465	$742.00	10,523

Options exercisable at December 31, 2023 and 2022	$995.86	6,971	$1,570.00	3,258

				December 31, 2023

	Options outstanding		Exercisable options
	Weighted
	remaining		Weighted	Weighted
	contractual	Number of	number of	average
Exercise	life	options	options	exercise
price	outstanding	outstanding	exercisable	price

$62.00 - $64.00	3.63	36	12	$62.00
$64.01 - $242.80	3.74	2,850	2,850	65.60
$242.81 - $896.00	3.11	465	167	470.30
$896.01 - $1,129.20	2.62	2,143	2,143	1,022.00
$1,129.21 - $6,437.13	5.32	1,971	1,799	2,493.45
	3.79	7,465	6,971	$995.86

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

The weighted average fair value of the options granted to employees during the three and nine-month periods ended December 31, 2023 was $nil (2022 - $63.60 and $63.60 respectively). No options were granted by the Company to non-employees during the nine-month periods ended December 31, 2023 and 2022.  Stock-based compensation recognized under this plan amounted to $51,441 and $219,365 respectively for the three and nine-month periods ended December 31, 2023 (2022 - $299,406 and $774,679 respectively). Unrecognized compensation cost at December 31, 2023 is $34,141, with a weighted average period remaining of 0.72 years (2022 - $399,386 with a weighted average period remaining of 1.03 years).

(ii)	Non-market performance options:

On July 8, 2019, the Company granted 2,500 non-market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of the approval of the amendments (grant date). None of these non-market performance options have vested as at December 31, 2023. These options were not exercisable as at December 31, 2023 and 2022.  No stock-based compensation expense was recognized during the three and nine-month periods ended December 31, 2023 and 2022.

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

The number and weighted average exercise prices of market performance options are as follows:

		2023			2022
		Weighted		Weighted
		average		average
		exercise	Number of	exercise	Number of
	Notes	price	options	price	options

Options outstanding at April 1, 2023 and 2022		$6,202.00	3,929	$6,202.00	3,929
Options outstanding at December 31, 2023 and 2022		$6,202.00	3,929	$6,202.00	3,929

Options exercisable at December 31, 2023 and 2022		$6,202.00	536	$6,202.00	536

Stock-based compensation recognized under this plan amounted to $382,053 and $1,297,555 respectively for the three and nine-month periods ended December 31, 2023 (2022 - $573,588 and $1,776,579). Unrecognized compensation cost at December 31, 2023 is $7,769,175 with a weighted average period remaining of 5.76 years (2022 - $9,484,197 with a weighted average period remaining of 6.76 years).

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

(i)	Deferred Share Units ("DSUs")

The number and weighted average share prices of DSUs are as follows:

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	DSUs	price	DSUs

DSUs outstanding at April 1, 2023 and 2022		$2,657.95	110	$2,657.95	110
DSUs outstanding at December 31, 2023 and 2022		$2,657.95	110	$2,657.95	110

DSUs exercisable at December 31, 2023 and 2022		$2,657.95	110	$2,657.95	110

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

Of the 110 DSUs outstanding as at December 31, 2023 (2022 – 110), no DSUs vested during the nine-month period ended December 31, 2023 upon services to be rendered during a period of twelve months from date of grant (2022 – nil). The fair value of the DSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period.

Stock-based compensation recognized under this plan amounted to $nil and $nil respectively for the three and nine-month periods ended December 31, 2023 (2022 - $— and $13,025). Unrecognized compensation cost of $nil as at December 31, 2023 ($nil unrecognized compensation cost as at  December 31, 2022).

(ii)	Restricted Share Units (‘’RSUs’’)

During the year ended March 31, 2020, as part of the employment agreement of the CEO, the Company granted RSUs which vest over three years in 36 equal installments. During the year ended March 31, 2021, Neptune granted additional RSUs to the CEO and to executives of the Company, which vest over periods ranging from 6 months to 3 years. The fair value of the RSUs is determined to be the share price at the date of grant and is recognized as stock-based compensation, through additional paid-in capital, over the vesting period. The fair value of the RSUs granted during the nine-month period ended December 31, 2023 was $nil per unit (2022 - $132.40).

			2023		2022
		Weighted		Weighted
		average		average
		share	Number of	share	Number of
	Notes	price	RSUs	price	RSUs

RSUs outstanding at April 1st, 2023 and 2022		$2,401.60	71	$2,389.92	626
Granted		—	—	132.40	10,917
Forfeited		—	—	770.00	(391)
Released through the issuance of common shares	11(d)	—	—	224.00	(6,743)
Withheld as payment of withholding taxes	11(d)	—	—	224.00	(4,338)
RSUs outstanding at December 31, 2023 and 2022		$2,401.60	71	$2,401.60	71

RSUs exercisable at December 31, 2023 and 2022		$2,401.60	71	$2,401.60	71

Stock-based compensation recognized under this plan amounted to $nil and $ nil  respectively for the  three and nine-month periods ended December 31, 2023  ( 2022 - $  154,284  and $ 2,037,960 ). Unrecognized compensation cost at  December 31, 2023  is $  nil  ( 2022 - $  nil  unrecognized compensation cost with a weighted average remaining life of   —  years).

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

The balance of the liability accrual to the CEO is $8,587 (including withholding taxes) as at December 31, 2023, in trade and other payables. The revaluation of the liability amounted to gains of $nil and of $8,587 respectively for the three and nine-month periods ended December 31, 2023 and were recorded into selling, general and administrative expenses (2022 – a loss of $110,859 and a gain of $3,263,437 respectively). During the three and nine-month periods ended December 31, 2023, settlements in RSUs were of $132,681 and $nil respectively (2022 - $235,683 and $1,555,585). The compensation to be settled in RSUs or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value, is not reflected in the number of RSUs outstanding above.

(c)	Long term cash bonus:

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization.

As at  December 31, 2023, the liability related to this long-term incentive of $14,000 ($24,000 as at  March 31, 2023) is presented in Other liability in the consolidated balance sheets. During the nine-month period ended December 31, 2023, a recovery of $10,000 (2022- a recovery of $65,688) was recorded in connection with the long-term incentive under selling, general and administrative expenses in the consolidated statement of loss. For the quarters ended December 31, 2023 and 2022, the impacts to selling, general and administrative expenses were a recovery of $5,000 and a recovery of $1,000 respectively.

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

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

More specifically, the breakdown between participating and non-participating warrants is as follows:

Reference	Number of warrants outstanding	Number of participating warrants	Number of non-participating warrants

Series A Warrants	17,858	17,858	—
Series B Warrants	17,858	17,858	—
Series C Warrants	43,609	43,609	—
Series D Warrants	24,320	24,320	—
Series E Warrants	160,429	160,429	—
January 2023 Warrants	21,251	21,251	—
May 2023 Warrants	303,034	303,034	—
September 2023 Warrants	1,800,000	1,800,000	—
Warrants classified as liability	2,388,359	2,388,359	—

Warrants IFF	1,429	—	1,429
Warrants AMI	2,983	—	2,983
2020 Warrants	7,524	7,524	—
2021 Warrants	4,911	4,911	—
March 2023 Warrants	2,778	—	2,778
September 2023 Pre-Funded Warrants	394,000	394,000	—
MSEC Warrants	92,495	—	92,495
Warrants classified as equity	506,120	406,435	99,685

	2,894,479	2,794,794	99,685

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

For the three and nine-month periods ended December 31, 2023 and 2022, the Company has a net loss, and therefore, the basic and dilutive loss per share is calculated as follows:

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
		Recast		Recast
Net income (loss) attributed to equity holders	$(17,749,338)	$1,288,110	$(26,953,896)	$(33,893,698)
Less: Undistributed earnings attributed to warrant holders	—	(620,910)	—	—
Basic and dilutive income (loss) attributed to common shareholders	$(17,749,338)	$667,200	$(26,953,896)	$(33,893,698)

Basic weighted-average number of common shares outstanding	4,285,229	284,619	1,784,047	237,013
Effect of dilutive securities
Options, RSU's, DSU's	—	71	—	—
Dilutive weighted-average number of common shares outstanding	4,285,229	284,690	1,784,047	237,013

Net income (loss) per share attributable to common shareholders of the Company:
Basic and dilutive loss per share	$(4.14)	$2.34	$(15.11)	$(143.00)

The following table summarizes outstanding securities not included in the computation of diluted net income (loss) per share as the effect would have been anti-dilutive for each respective period.

	Three-month periods ended		Nine-month periods ended
Securities	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Options, RSU's, DSU's	14,075	17,062	14,075	17,133
Warrants	2,407,984	280,917	2,407,984	280,917

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

15.	Fair-value measurements:

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023:

		December 31, 2023
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	10	$—	$—	$911,790	$911,790
Other liability	13(c)	–	–	14,000	14,000
Total		$—	$—	$925,790	$925,790

		March 31, 2023
	Notes	Level 1	Level 2	Level 3	Total

Liabilities
Liability related to warrants	10	$—	$—	$3,156,254	$3,156,254
Other liability	13(c)	–	–	24,000	24,000
Total		$—	$—	$3,180,254	$3,180,254

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
For the three and nine-month periods ended December 31, 2023 and 2022

16.	Commitments and contingencies:

(a)	Commitments:

(i)

On January 31, 2020, Neptune entered into an exclusive license agreement for a specialty ingredient in combination with fish oil products in nutraceutical products for a period of 8 years. Neptune is required to pay royalties on sales for these products. To maintain exclusivity, Neptune must reach annual minimum volumes of sales for the duration of the agreement or make corresponding minimum royalty payments. The total remaining amount of minimum royalties under the license agreement is $148,502. Failure to make the minimum royalty payments will solely result in the license granted thereunder becoming non-exclusive. Following the divesture of the Cannabis business, the Company has forfeited its exclusivity on the cannabis portion of the license agreement.

(ii)

On March 21, 2019, the Company received a judgment from the Court regarding certain previously disclosed claims made by a corporation controlled by the former CEO against the Company in respect to certain royalty payments alleged to be owed and owing to the former CEO pursuant to the terms of an agreement entered into on February 23, 2001 between Neptune and the former CEO (the “Agreement”). The Court declared that under the terms of the agreement, the Company is required to pay royalties of 1% of its revenues in semi-annual instalments, for an unlimited period. Based on currently available information, a provision of $1,137,882 for royalty payments has been recognized as of December 31, 2023 ($963,808 as at March 31, 2023). Refer to note 9.

(iii)

On May 28, 2021, Sprout entered into a license agreement with Moonbug Entertainment Limited (“Moonbug”), pursuant to which it would license certain intellectual property, relating to characters from the children’s entertainment property CoComelon, for use on certain Sprout products through December 31, 2023 in exchange for a royalty on net sales. Sprout is required to make minimum guaranteed annual payments to Moonbug of $200,000 over the term of the agreement. The agreement may be extended for an additional three years in exchange for an additional minimum guaranteed annual payment to Moonbug of $200,000 over the extended term of the agreement. Royalties payable under the agreement are set off against minimum guaranteed payments made. As at December 31, 2023, the remaining commitment on the initial term of the agreement is $74,167 ($98,786 as at March 31, 2023).

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

(v)

On November 3, 2023, the Company entered a restructuring agreement which contains a conditional purchase obligation if the Spinout is not completed prior to June 30, 2025.  Then, Neptune shall purchase from MSEC all of the shares of Sprout Common Stock held by MSEC as of the date of the Term Sheet, at a price of $0.20 per share, payable in cash by Neptune contemporaneously with the retirement of such Amended Promissory Notes.

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

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

On April 13, 2023, PMGSL filed a lawsuit in Florida Superior Court to collect that fee award. Neptune disputes the Florida Court’s jurisdiction in over that action. On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of SugarLeaf Labs, Inc. The Company strongly disagrees with this award; Neptune has not made any payment toward this award and intends to challenge the validity of the award in federal court. Based on currently available information, a provision of $4,157,014 has been recognized for this case as at December 31, 2023 ($600,000 as at March 31, 2023).

(ii)

On October 22, 2020, Iron Lab, S.A. de C.V. submitted a claim and demand for arbitration against Neptune Wellness Solutions Inc., Neptune Health & Wellness Innovation, Inc. and Biodroga Nutraceuticals Inc., claiming that Neptune and its subsidiaries breached their obligations under a purported agreement with Iron Lab regarding the purchase of hand sanitizer. Neptune and the other respondents dispute the existence of any binding agreements or jurisdiction to hear the arbitration and have asserted counterclaims based on Iron Lab's delivery of non-conforming product based on Neptune's purchase orders. On February 4, 2024, the parties received notice from the arbitration panel that an arbitration award, dated January 15, 2024, had been rendered. The arbitration award (i) found that the arbitration panel had jurisdiction over Iron Lab's breach of contract claims, (ii) denied Iron Lab's breach of contract claims given that, as Neptune contended, the parties did not validly conclude an agreement, and (iii) denied all other claims and counterclaims raised during the arbitration due to a lack of jurisdiction. The arbitration panel further ordered that each party bear its own legal costs and apportioned the cost of arbitration equally between the claimant and the respondents.

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

NEPTUNE WELLNESS SOLUTIONS INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
For the three and nine-month periods ended December 31, 2023 and 2022

17.	Operating Segments:

The Company measures its performance based on a single segment, which is the consolidated level.

a)	Geographical information:

Revenue is attributed to geographical locations based on the origin of customers’ location:

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Canada	$875,338	$1,347,700	$3,101,950	$7,074,759
United States	6,700,451	10,597,392	23,794,546	32,626,483
Other countries	23,963	263,816	70,961	766,736
	$7,599,752	$12,208,908	$26,967,457	$40,467,978

Long-lived assets of the Company are located in the following geographical location:

	December 31, 2023	March 31, 2023
Canada	$196,408	$250,921
United States	839,015	1,152,343
Total property, plant and equipment	$1,035,423	$1,403,264

	December 31, 2023	March 31, 2023
Canada	$1,308,849	$1,607,089
Total intangible assets	$1,308,849	$1,607,089

	December 31, 2023	March 31, 2023
Canada	$2,482,706	$2,426,385
Total goodwill	$2,482,706	$2,426,385

b)	Revenues

The Company derives revenue from the sales of goods which are recognized at a point in time as follows:

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Nutraceutical products	$2,743,019	$3,541,002	$7,984,996	$11,844,529
Cannabis and hemp products	—	23,337	—	2,740,664
Food and beverages products	4,868,817	8,380,753	18,928,571	25,083,053
	$7,611,836	$11,945,092	$26,913,567	$39,668,246

18.	Subsequent event:

On January 24, 2024, the Company announced the appointment of Stifel Nicolaus Canada Inc. ("Stifel") to act as exclusive financial advisor to the Company's organic baby food and toddler brand, Sprout Foods Inc., providing financial advisory, investment banking services, and strategic advice regarding the review of divestiture alternatives related to Sprout.

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

On September 18, 2023, the Company announced that after careful consideration and evaluation of potential strategic alternatives to enhance the Company's value, the Board of Directors has approved a plan to proceed with a spinout to Neptune shareholders of a majority of its equity interest in Sprout. Also, on January 24, 2024, the Company announced the appointment of Stifel Nicolaus Canada Inc. ("Stifel") to act as exclusive financial advisor to the Sprout, providing financial advisory, investment banking services, and strategic advice regarding the review of divestiture alternatives related to Sprout.

On November 20, 2023, the Company announced it had entered into a non-binding Letter of Intent ("LOI") to acquire Datasys Group, Inc., ("Datasys") and affiliated companies. The non-binding LOI establishes the framework for a potential transaction (the "Proposed Transaction") whereby Neptune would acquire all the outstanding equity of Datasys, subject to due diligence, final board approval, shareholder approval and additional terms and conditions. Datasys is a leading data-marketing company that utilizes artificial intelligence and machine learning to derive intelligence from one of the largest consumer and business data sets in the world. For various reasons uncovered during the diligence process, the Company has concluded that it is no longer viable to pursue to the Proposed Transaction on the terms contemplated in the LOI. Neptune and Datasys are currently in discussions regarding a revised transaction structure and continue to negotiate in good faith to explore all possible avenues to reach an amicable partnership.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Liquidity and Going Concern

We are actively managing our liquidity and expenses, including by extending payables due and reducing investment in our businesses. There is substantial doubt about our ability to continue as a going concern. As of February 15, 2024, we had approximately $0.3 million in cash and cash equivalents. We believe our current cash position will be sufficient to operate our business for approximately one month under our current business plan. In addition, we are pursuing several cash generating transactions as well as planning for further expense reductions. There can be no assurance that any cash generating transaction will be completed or that our expense reduction measures will be sufficient to allow us to continue operating our business. We need substantial additional funding to continue operating our business. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. We may have to liquidate our assets in the very near term if additional funding is not received in the upcoming months.

Our management has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the issuance date of our latest financial statements, which substantial doubt continues to exist.

Financial Positioning

We are taking the steps necessary to shore up cash reserves in the immediate term and position our balance sheet properly to fund our growth initiatives as we push towards profitability. To this end, we have explored multiple options to balance the need for providing near-term financial stability while ensuring we continue to build long-term shareholder value. As a result, we have entered into multiple agreements for the purchase and sale of shares of our common stock and pre-funded warrants in October 2022, June 2022, March 2022, May 2023 and September 2023. We also issued promissory notes in July 2022, November 2022 and January 2023, and entered into an accounts receivable factoring facility in January 2023, to which an inventory financing was added, effective April 21, 2023. We entered into a second receivables and inventory factoring facility in November 2023. On October 10, 2023, the Company completed the repayment of the senior secured notes issued in January. Taking into account all considerations, we believe these actions are in the best interest of the company and will benefit shareholders.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Extended maturity for the Existing Secured Promissory Note from MSEC

On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024, to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024. On November 6, 2023, the note was further amended, with the maturity date extended to June 30, 2025 and now bears interest at the rate of 15.0% per annum to June 30, 2024, payable in kind, and 7.5% per annum, payable in kind, and 7.5% per annum payable in cash, from and after June 30, 2024.

Receivable and Inventory Financings

On November 17, 2023, Biodroga Nutraceuticals Inc. (“Biodroga”), a subsidiary of the Company, executed an Invoice Purchase and Sale Agreement (the “PSA”) with Alterna Capital Solutions LLC (the “Lender”), dated November 8, 2023, providing for the purchase by the Lender of certain of Biodroga’s accounts receivable. Pursuant to the PSA, Biodroga agreed to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. In connection with the PSA, Biodroga and Alterna also executed an Inventory Finance Rider (the “Rider”), dated November 8, 2023, providing for advances by Alterna secured by the inventory of Biodroga. Subject to the Lender's discretion and the terms and conditions of the Rider and the PSA, the Lender may make advances to Biodroga of an aggregate amount up to and not to exceed, as of any date of determination of (i) 75% of Eligible Inventory (as defined in the Rider) valued at the lower of cost or market value, or (ii) 75% of the net orderly liquidation value of the Eligible Inventory. The maximum amount potentially available to be deployed by the Lender at any given time pursuant to the PSA and Rider is $3 million, which may be increased in $1 million increments up to a maximum of $8 million in accordance with the terms of the PSA. The PSA and Rider provide for the payment of fees by Biodroga, including a funds usage fee of prime plus 1% with a minimum interest rate of 9.5% per annum, and includes customary representations and warranties, indemnification provisions, covenants and events of default. The PSA and Rider provide for an initial twelve (12) month term, followed by automatic annual renewal terms unless Biodroga provides written notice pursuant to the PSA prior to the end of any term. In connection with the PSA, the Company delivered a Commercial Guaranty (the “Parent Guaranty”) to the Lender, guaranteeing the prompt payment and performance of the liabilities and obligations of Biodroga to the Lender under the PSA.

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

Arbitrator Award

On August 23, 2023, an arbitrator awarded PMGSL $2.2 million as well as certain attorneys' fees and expenses, totaling in the aggregate approximately $4.0 million, which includes pre-award interest. While the arbitrator dismissed PMGSL’s primary claim seeking damages in the high eight figures, the arbitrator found that Neptune failed to provide administrative assistance in removing legends on common shares issued to PMGSL and failed to pay severance to Peter Galloway upon his termination from the Company. Neptune’s claims against PMGSL were dismissed. The award was required to be paid by the Company by September 29, 2023, and if unpaid will accrue post-award interest at 10.5% per annum simple interest until payment. The award was made pursuant to a binding arbitration arising from a previously disclosed dispute under the Asset Purchase Agreement between the Company and PMGSL in connection with the Company's acquisition of SugaLleaf Labs, Inc. The Company strongly disagrees with this award and intends to challenge it in the appropriate forum. Based on currently available information a provision of $4.2 million and $0.6 million has been recognized for this case as of December 31, 2023 and March 31, 2023, respectively.

Restructuring Agreement and Exchange of Sprout Debt

On November 3, 2023, the Company, NH Expansion Credit Fund Holdings LP (“MSEC”) and Sprout Foods, Inc. entered into a Restructuring Agreement (the “Restructuring Agreement”) relating to the conversion of certain debts owed by Sprout to Neptune into shares of common stock of Sprout, in accordance with the terms of a previously disclosed Exchange option. Following the Restructuring Agreement, Neptune announced on November 8, 2023 that it has effectively converted a substantial portion of Neptune's Sprout debt into Sprout equity. In accordance with the terms of the previously announced Exchange option, Sprout debt was exchanged for Sprout equity resulting in Neptune having increased Sprout ownership from 50.1% to approximately 89.5%.  The debt exchange will significantly improve the strategic positioning for both entities, decreasing expenses, removing Neptune as guarantor for Sprout's promissory notes, and subject to third party consents, Sprout becoming an independent trading entity.  In connection with the Restructuring Agreement, a portion of the debt was transferred to MSEC and converted into shares of Sprout common stock, and MSEC was further granted warrants to purchase up to 92,495 common shares of the Company at an exercise price of $0.01 per share, expiring April 7, 2028. In addition, Sprout and MSEC entered into a Third Amended and Restated Secured Promissory Note (the “Secured Promissory Note”), amending and restating that certain Second Amended and Restated Secured Promissory Note previously issued by Sprout in favor of MSEC, to reflect, among other things, that Neptune’s guaranty of the Secured Promissory Note had been released.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sprout Spinout and/or Divesture

On September 18, 2023, the Company announced that after careful consideration and evaluation of potential strategic alternatives to enhance the Company's value, the Board of Directors has approved a plan to proceed with a spinout to Neptune shareholders of a majority of its equity interest in Sprout. Upon completion of the spinout, which would follow the previously announced exchange by Neptune of existing Sprout debt for Sprout equity, pursuant to the term sheet entered into with Morgan Stanley as previously announced on August 17, 2023, it was anticipated that Neptune would spin out a majority of its equity interest in Sprout to current Neptune shareholders, and Neptune would keep a retained interest of approximately 10-15%.

On January 24, 2024, the Company announced the appointment of Stifel Nicolaus Canada Inc. ("Stifel") to act as exclusive financial advisor to the Company's organic baby food and toddler brand, Sprout Foods Inc., providing financial advisory, investment banking services, and strategic advice regarding the review of divestiture alternatives related to Sprout.

Letter of Intent to Acquire Leading Data-Marketing and Artificial Intelligence Company, Datasys

On November 20, 2023, the Company announced it had entered into a non-binding Letter of Intent ("LOI") to acquire Datasys Group, Inc., ("Datasys") and affiliated companies. The non-binding LOI establishes the framework for a potential transaction (the "Proposed Transaction") whereby Neptune would acquire all the outstanding equity of Datasys, subject to diligence, final board approval, shareholder approval and additional terms and conditions.

Datasys is a leading data-marketing company that utilizes artificial intelligence and machine learning to derive intelligence from one of the largest consumer and business data sets in the world. Datasys leverages its expansive data of over 3 billion records and technology to help companies more accurately target their ideal customers and provide intelligent marketing solutions. Datasys' clients include leading global corporations such as Microsoft, Ford, Mastercard and Honda. For full year 2022, Datasys' unaudited results were $25.2 million in revenue and $9.1 million in EBITDA.

Total potential consideration for the acquisition is $112 million in a combination of $20 million in cash at closing, $32 million in restricted equity based on a pre-closing volume weighted-average price ("VWAP") of the Company's share price on NASDAQ (subject to a minimum of 10 million shares) and restricted until three gradual releases over 10-30 months, a 5-year $31 million paid-in-kind ("PIK") seller note (carrying interest at 7%, subject to annual payment of interests, secured by the assets of Datasys, with principal being payable at maturity subject to a 25% discount in the event of early repayment within 22 months) and an earnout payment ranging from $5 million to $22 million , subject to Datasys achieving 2024 EBITDA thresholds between $13 million and $16 million (or greater). Payment by the Company of the deferred consideration, whether in payment of the PIK seller note (both interest and principal) and the earnout payment may be paid in cash or in kind in the form of Company shares, based on a VWAP of the Company's share price at the time of payment.

The LOI sets out the initial proposed terms and conditions pursuant to which the Company and Datasys would effect a business combination that would result in the acquisition of Datasys by Neptune, which anticipates becoming a U.S. corporation in the context of the Proposed Transaction. If definitive documentation for the Proposed Transaction is agreed upon and the transaction is consummated, the Company would continue to operate Datasys' business as a data, analytics, digital media solutions provider and artificial intelligence technology company with several proprietary data sets, multiple marketing channels and a robust marketing cloud.

Neptune and Datasys are still in negotiations, have not executed a definitive agreement and are under no obligation to enter into or continue negotiations regarding a definitive agreement relating to the Proposed Transaction. Additionally, for various reasons uncovered during the diligence process, the Company has concluded that it is no longer viable to pursue to the Proposed Transaction on the terms contemplated in the LOI. Neptune and Datasys are currently in discussions regarding a revised transaction structure and continue to negotiate in good faith to explore all possible avenues to reach an amicable partnership. There can be no assurance that a definitive agreement will be entered into or that the Proposed Transaction or an alternate transaction with revised terms will be consummated at all.

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

On September 8, 2023, the Company completed a share consolidation of its outstanding common shares ("Common Shares") on the basis of one (1) post-consolidation Common Share for every forty (40) pre-consolidation Common Shares (the "Consolidation"). The Consolidation was previously approved by the board of directors of the Company on August 7, 2023. Each fractional Common Share remaining after completion of the Consolidation that is less than one (1) whole of a Common Share will be increased to one (1) whole Common Share. The Consolidation reduced the number of Common Shares issued and outstanding from approximately 24.1 million Common Shares to approximately 0.6 million Common Shares. Each fractional Common Share remaining after completion of the Consolidation that was less than one whole of a Common Share was increased to one whole Common Share.

On July 21, 2023, the Company announced that it has received a letter from the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, based on the reported stockholders' equity of Neptune as reported in its recent Annual Report on Form 10-K, the Company does not meet the minimum stockholders' equity requirement for continued listing on the Nasdaq Capital Market under the equity criteria under Nasdaq Listing Rule 5550(b)(1) stating listed companies must maintain stockholders' equity of at least $2,500,000. The Nasdaq notification letter has no immediate effect on the Company's business operations or the listing of the Company's common shares, and they will continue to trade on the Nasdaq Capital Market under the symbol "NEPT". Pursuant to the Nasdaq Listing Rule 5550(b)(1) the Company had 45 calendar days, or until September 5, 2023, to submit a plan to regain compliance.

On November 30, 2023, the Company received notification from the Nasdaq, 2023, that Nasdaq has determined to delist the Company's common shares (the "Common Shares") due to noncompliance with the Minimum Bid Requirement and the Stockholders' Equity Requirement. The notification specifies that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market (NASDAQ Listing Rule 5550(a)(2)), as the bid price for the Common Shares on Nasdaq closed below US$1.00 (the "Minimum Bid Requirement") for 30 consecutive trading days. As the Company previously implemented two reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, it is not eligible for any compliance period specified in Rule 5810(c)(3)(A).  In addition, as previously disclosed, the Company received notification on July 19, 2023, that it was not in compliance with the minimum stockholders' equity requirement (NASDAQ Listing Rule 5550(b)(1)), as the Company's stockholders' equity was below the minimum US$2.5 million required (the "Stockholders' Equity Requirement"). The Company was provided 180 calendar days, or until January 16, 2024, to regain compliance with the Stockholders' Equity Requirement. This deficiency serves as an additional and separate basis for delisting. The Company appealed the determination made by Nasdaq within seven calendar days, or by December 7, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rules. The Nasdaq Listing Rules provide that the Company may request a hearing before a Nasdaq Hearings Panel (the "Panel"), and such hearing request will stay the suspension of the Company's securities pending the Panel's decision. The Company submitted its initial written responses to the Panel on February 9, 2024, and a hearing is scheduled to take place on February 29, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED ANNUAL AND QUARTERLY INFORMATION

SELECTED CONSOLIDATED FINANCIAL INFORMATION (in millions, except per share data)

The following table sets out selected consolidated financial information.

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Total revenues	$7.600	$12.209	$26.967	$40.468
Adjusted EBITDA[1]	(18.453)	0.458	(32.340)	(26.698)
Net loss	(19.170)	(0.497)	(34.307)	(44.290)
Net income (loss) attributable to equity holders of the Company	(17.749)	1.288	(26.954)	(33.894)
Net loss attributable to non-controlling interest	(1.421)	(1.786)	(7.354)	(10.396)
Basic and diluted income (loss) attributable to common shareholders of the Company	(4.14)	2.34	(15.11)	(143.00)

	As at December 31, 2023	As at March 31, 2023	As at March 31, 2022
Total assets	$23.026	$30.928	$104.955
Working capital[2]	(56.817)	(17.484)	7.071
Non-current financial liabilities	1.830	17.455	13.800
(Deficiency) equity attributable to equity holders of the Company	(31.247)	(11.940)	48.116
(Deficiency) equity attributable to non-controlling interest	(20.974)	(15.621)	12.722

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

2   Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by US GAAP, the results may not be comparable to similar measurements presented by other public companies. Current assets as at December 31, 2023, March 31, 2023 and March 31, 2022 were $16.600, $23.550 and $337.388 respectively, and current liabilities as at December 31, 2023, March 31, 2023 and March 31, 2022 were $73.417, $41.034 and $30.317 respectively.

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

Adjusted EBITDA1 reconciliation, in millions of dollars

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Net loss for the period	$(19.170)	$(0.497)	$(34.307)	$(44.290)
Add (deduct):
Depreciation and amortization	0.278	0.662	0.991	2.391
Revaluation of derivatives	(1.597)	(8.368)	(7.187)	(16.084)
Net finance costs	1.603	7.384	6.571	2.657
Equity classified stock-based compensation	0.433	1.005	1.517	2.832
Impairment loss on long-lived assets	—	0.271	0.075	25.781
Income tax expense	—	0.002	—	0.015
Adjusted EBITDA[1]	$(18.453)	$0.459	$(32.340)	$(26.698)

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

Geographical information

Revenue is attributed to geographical locations based on the origin of customers’ location.

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	Total Revenues	Total Revenues	Total Revenues	Total Revenues

Canada	$0.875	$1.348	$3.102	$7.075
United States	6.700	10.597	23.794	32.626
Other countries	0.024	0.264	0.071	0.767
	$7.599	$12.209	$26.967	$40.468

The Company’s property plant and equipment, intangible assets, goodwill and assets held for sale are attributed to geographical locations based on the location of the assets.

			As at
			December 31, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.196	$2.483	$1.309
United States	0.839	—	—
Total	$1.035	$2.483	$1.309

			As at
			March 31, 2023
	Property, plant and equipment	Goodwill	Intangible assets
Canada	$0.251	$2.426	$1.607
United States	1.152	—	—
Total	$1.403	$2.426	$1.607

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS ANALYSIS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

Three-month period ended December 31, 2023 compared to December 31, 2022

	For the three-month period ended		Changes
	December 31, 2023	December 31, 2022	Changes in $	Changes in %

Total revenues	$7.600	$12.209	(4.609)	-37.8%
Total cost of sales	(6.565)	(10.328)	3.763	36.4%
Gross profit	1.035	1.881	(0.846)	-45.0%
Gross profit margin	13.6%	15.4%	-1.8%	-11.6%

Research and development expenses, net of tax credits and grants	(0.001)	(0.029)	0.028	96.6%
Selling, general and administrative expenses	(18.732)	(8.727)	(10.005)	-114.6%
Impairment losses	—	(0.271)	0.271	100.0%
Loss from operating activities	(17.698)	(7.061)	(10.637)	-150.6%

Net finance costs	(1.603)	(1.363)	(0.240)	-17.6%
Foreign exchange gain	0.600	0.525	0.075	14.3%
Gain on issuance and change in fair value of derivatives	1.597	7.338	(5.741)	-78.2%
Other elements from the loss before income taxes	(2.066)	0.066	(2.132)	-3230.3%
	(1.472)	6.566	(8.038)	-122.4%
Loss before income taxes	(19.170)	(0.495)	(18.675)	-3772.7%

Income tax expense	—	(0.002)	0.002	100.0%
Net loss	(19.170)	(0.497)	(18.673)	-3757.1%

Adjusted EBIDTA	(18.453)	0.459	(18.912)	-4120.3%

Revenues

Total consolidated revenues for the three-month period ended December 31, 2023 amounted to $7.6 million representing a decrease of $4.6 million or 38% compared to $12.2 million for the three-month period ended December 31, 2022.

Food and Beverages revenues represented a decrease of $3.5 million or 42% in comparison to the three-months ended December 31, 2022, mainly due to a decrease in Sprout sales due to supply issues.  As for Nutraceuticals revenues, they represented a decrease of $0.8 million or 23% when compared to the three-month period ended December 31, 2022, which was primarily due to timing, as Nutraceutical B2B sales are not quarterly linear. In addition, there was a decrease of less than $0.1 million in Cannabis revenues from the now-divested Cannabis business.

Geographic Revenues

From a geographic perspective, revenues for the current quarter decreased by $0.5 million or 35% in Canada, decreased by $3.9 million or 37% in the United States and decreased by $0.2 million or 91% for other countries (all royalty revenues) compared to the three-months ended December 31, 2022.

The decrease of revenue in Canada for the period is mainly due to the timing of Nutraceutical sales, as the decrease in the USA mainly comes from Food and Beverages.

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

The consolidated gross profit (loss) for the three-month period ended December 31, 2023 amounted to $ 1.0 million compared to $ 1.9 million , a decrease of $0.8 million or 45% for the three-month period ended December 31, 2022 .  This change is due to a decrease in revenues of $4.6 million, offset by a reduction in cost of sales of $3.8 million. This decrease to the gross profit was primarily attributable to the decrease in food and beverage revenues.

Gross Margin Percentage

For the three-month periods ended December 31, 2023 and 2022, the consolidated gross margin went from 15.4% in 2022 to 13.6% in 2023, a decrease of 1.8 basis points.

Research and Development (“R&D”) Expenses

For the three-month period ended December 31, 2023, the consolidated R&D expenses amounted to $0.0 million, compared to $0.0 million for the three-month period ended December 31, 2022, a decrease of less than $0.1 million, as most of the R&D expenses were attributable to the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the three-month period ended December 31, 2023 amounted to $18.7 million compared to $8.7 million for the three-month period ended December 31, 2022, an increase of $10 million or 115% primarily due to a $13.5 million increase in legal fees and settlements, offset by a $0.9 million decrease in payroll expenses, a $0.8 million decrease in office related expenses, a $0.7 million decrease in insurance, a $0.6 million decrease in marketing and a $0.4 million decrease in depreciation expense.

Impairment losses

Aggregate impairment losses for the three-month period ended December 31, 2023 amounted to $0.0 million compared to $0.3 million for the three-month period ended December 31, 2022, a decrease of $0.3 million or 100%. There were no impairment expenses in the current period due to the complete write off of Sprout's intangibles at year end.

Restructuring fees

A new line item was added to the Company's Condensed Consolidated Interim Statements of Loss and Comprehensive Loss during the quarter, following the Sprout Restructuring. Accordingly, the restructuring fees for the three-month period ended December 31, 2023 amounted to $2.1 million compared to $nil for the three-month period ended December 31, 2022.

Net finance costs, revaluations, changes in fair values and foreign exchange losses

Net finance costs, foreign exchange and revaluations of derivatives amounted to a loss of $0.6 million for the three-month period ended December 31, 2023, compared to a gain of $6.5 million for the three-month period ended December 31, 2022, a change of $5.9 million or 91% for the three-month period ended December 31, 2023. The variation for this period is mainly attributable to a $6.8 million increase in revaluation of derivatives, offset by $1.0 million loss on issuance of derivatives.

Income taxes

Income tax expense (recovery) was $nil for the three-month periods ended December 31, 2023 and 2022. As entities are in carry forward loss positions, there is no impact to income taxes for the three-month periods.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss for the three-month period ended December 31, 2023 increased by $18.9 million or 4125% to an Adjusted EBITDA loss of $18.5 million compared to $0.5 million for the three-month period ended December 31, 2022. The change in Adjusted EBITDA loss for the three-month period ended December 31, 2023 compared to the three-month period ended December 31, 2022 was driven by an increase in loss from operating activities of $18.7 million, an increase in net finance costs of $5.8 million, partly offset by a decrease in stock based compensation of $0.6, a decrease in depreciation of $0.4, a reduction of impairment loss of $0.2 and a change in the revaluation of derivatives of $6.8 million.

Net loss

For the three-month period ended December 31, 2023, the net loss amounted to $19.2 million compared to $0.5 million for the three-month period ended December 31, 2022, an increase of $18.7 million or 3754%. This change is primarily due to a decrease in revenues of $4.6 million, offset by a reduction in cost of sales of $3.8 million.  In addition, there was an increase in SG&A of $10.1 million, primarily due to a $13.5 million increase in legal fees and settlements, offset by a $0.9 million decrease in payroll expenses, a $0.8 million decrease in office related expenses, a $0.7 million decrease in insurance, a $0.6 million decrease in marketing and a $0.4 million decrease in depreciation expense. Finally, net finance costs, revaluations, changes in fair values and foreign exchange losses changed by $5.9 million, mainly attributable to a $6.8 million increase in revaluation of derivatives, offset by $1.0 million loss on issuance of derivatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Changes to the Condensed Consolidated Interim Statements of Loss

Nine-month period ended December 31, 2023 compared to December 31, 2022

	For the nine-month period ended		Changes
	December 31, 2023	December 31, 2022	Changes in $	Changes in %

Total revenues	$26.967	$40.468	(13.501)	-33.4%
Total cost of sales	(25.158)	(40.374)	15.216	37.7%
Gross profit	1.809	0.094	1.715	1824.5%
Gross profit margin	6.7%	0.2%	6.5%	2788.0%

Research and development expenses, net of tax credits and grants	(0.047)	(0.451)	0.404	89.6%
Selling, general and administrative expenses	(34.542)	(35.188)	0.646	1.8%
Impairment losses	(0.075)	(25.781)	25.706	99.7%
Other elements from the operating loss	—	0.170	(0.170)	-100.0%
Loss from operating activities	(32.855)	(61.156)	28.301	46.3%

Net finance costs	(6.571)	(2.657)	(3.914)	-147.3%
Foreign exchange gain	0.943	6.545	(5.602)	-85.6%
Gain on issuance and change in fair value of derivatives	6.242	12.927	(6.685)	-51.7%
Other elements from the loss before income taxes	(2.066)	0.066	(2.132)	-3230.3%
	(1.452)	16.881	(18.333)	-108.6%
Loss before income taxes	(34.307)	(44.275)	9.968	22.5%

Income tax expense	—	(0.015)	0.015	100.0%
Net loss	(34.307)	(44.290)	9.983	22.5%

Adjusted EBIDTA	(32.340)	(26.698)	(5.642)	-21.1%

Revenues

Total consolidated revenues for the nine-month period ended December 31, 2023 amounted to $27.0 million representing a decrease of $13.5 million or 33% compared to $40.5 million for the nine-month period ended December 31, 2022.

Food and Beverages revenues represented a decrease of $6.2 million or 25% in the nine-month period ended December 31, 2023, compared to the nine-month period ended December 31, 2022, mainly due to supply issues. As for Nutraceuticals revenues, there was a decrease of $3.9 million or 33% when compared to the same period the prior year related to timing as the nutraceutical sales are not quarterly linear. In addition, there was a decrease of $2.7 million or 100% in Cannabis revenues from the now-divested Cannabis business.

Geographic Revenues

From a geographic point of view, revenues for the nine-month period ended December 31, 2023 decreased by $4.0 million or 56% in Canada, decreased by $8.8 million or 27% in the United States and decreased by $0.7 million or 91% for other countries (all royalty revenues) compared to the nine-month period ended December 31, 2022. The decrease in revenue in Canada for the year is mainly due to the divestiture of the Cannabis business, as the decrease in the USA mainly comes from Food and Beverages.

The decrease of revenue in Canada for the period is mainly due to the timing of Nutraceutical sales and the now-divested Cannabis business, as the decrease in the USA mainly comes from Food and Beverages.

Gross Profit (Loss)

The consolidated gross profit (loss) for the nine-month period ended December 31, 2023 amounted to $1.8 million compared to $0.1 million for the nine-month period ended December 31, 2022, an improvement of $1.7 million or 1823%.

This change is due to a decrease in revenues of $13.5 million offset by a reduction in cost of sales of $15.2 million. This decrease to the gross profit was primarily attributable to the decrease in food and beverage revenues, the divestiture of the cannabis business, the decrease in Nutraceutical revenues due to timing of customer orders offset by the reductions is the costs of goods for these sales.

Gross Margin Percentage

For the nine-month periods ended December 31, 2023 and 2022, the consolidated gross margin went from 0.2% in 2022 to 6.7% in 2023, an increase of 6.5 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development (“R&D”) Expenses

For the nine-month period ended December 31, 2023, the consolidated R&D expenses amounted to $0.1 million, compared to $0.5 million for the nine-month period ended December 31, 2022, a decrease of $0.4 million or 90%, as most of the R&D expenses used to be in the now divested Cannabis business.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses for the nine-month period ended December 31, 2023 amounted to $34.5 million compared to $35.2 million for the same period the prior year, a decrease of $0.6 million or 2% primarily due to a reduction in payroll expenses of $5.2 million, a decrease in marketing of $1.8 million, a decrease in office related expenses of $1.5 million, a reduction of depreciation of $0.9, a decrease in consulting expenses of $0.5, a decrease in bad debts of $0.4 million, a decrease in R&D of $0.4, and a decrease in commissions of $0.3, offset by an increase in legal and settlement fees of $8.9 million and an increase in insurance expenses of $1.4 million.

Impairment losses

Aggregate impairment losses amounted to $0.1 million for the nine-month period ended December 31, 2023 compared to $25.8 million for the same period last year, a decrease of $25.7 million or 100%. There were minimal impairment losses for the current period; impairment losses for the same period the previous year mainly related to the write-down of the assets held for sale of now-divested Cannabis business ($15.3 million) and the write-down of goodwill and intangibles ($7.6 million).

Restructuring fees

A new line item was added to the Company's Condensed Consolidated Interim Statements of Loss and Comprehensive Loss during the quarter ended December 31, 2023, following the Sprout Restructuring. Accordingly, the restructuring fees for the nine-month period ended December 31, 2023 amounted to $2.1 million compared to $nil for the same period the previous year.

Net finance costs, revaluations, changes in fair values and foreign exchange losses

Net finance costs, foreign exchange and revaluations of derivatives amounted to a loss of $0.6 million for the nine-month period ended December 31, 2023, compared to a gain of $16.8 million for the nine-month period ended December 31, 2022, a change of $16.2 million or 96% for the nine-month period ended December 31, 2023. The variation for this period is mainly attributable to the increase in interest expense of $3.9 million on the Company’s financing facilities, the reduction in the gain on revaluation of warrant liabilities of $6.7 million, as well as foreign exchange impact of $5.6 million. The gain on revaluation of the warrants was primarily driven by the decrease in the Company's stock price.

Income taxes

Income tax expense (recovery) was $nil for the nine-month periods ended December 31, 2023 and 2022. As entities are in carry forward loss positions, there is no impact to income taxes for the periods.

Adjusted EBITDA

Consolidated Adjusted EBITDA loss  increased by $5.6 million or 21%  for the  nine-month period ended December 31, 2023  to an Adjusted EBITDA loss of $ 32.3 million  compared to $ 26.7 million  for the  nine-month period ended December 31, 2022 . The change in Adjusted EBITDA loss for the  nine-month period ended December 31, 2023  compared to the  nine-month period ended December 31, 2022  was driven by an improvement in loss from operating activities of $10.0 million, a decrease in revaluation of derivatives of $8.9 million and a decrease in financing costs of $3.9, offset by an addback of SG&A expenses including depreciation, equity classified stock-based compensation, non-employee compensation related to warrants of $2.7 million, and a reduction of impairment losses of $25.7 million.

Net loss

For the nine-month period ended December 31, 2023, the net loss amounted to $34.3 million compared to $44.3 million for the nine-month period ended December 31, 2022, a decrease of $10 million or 23% that was driven by an improvement in gross profit of $1.7 million, a decrease in R&D expenses of $0.4 million, a decrease in SG&A expenses of $0.6 million, a reduction in impairment losses of $25.7 million, offset by an increase in finance costs of $3.9 million, an increase in foreign exchange of $5.6 million, a decrease in gain on fair value of derivatives of $6.7 million and a decrease in other elements of loss before income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL AND CAPITAL MANAGEMENT

USE OF PROCEEDS

The use of proceeds for the nine-month periods ended December 31, 2023 and 2022, in millions of dollars, was as follows:

	Three-month periods ended		Nine-month periods ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

Sources:
Proceeds from the issuance of shares and warrants through a Direct Offering	$—	$—	$8.500	$5.000
Proceeds from the issuance of shares and warrants through a Direct Offering Priced At-The-Market and Concurrent Private Placement	—	6.000	—	6.000
Proceeds from exercise of options and pre-funded warrants	—	—	0.001	—
Proceeds from sale of Cannabis assets	—	3.122	—	3.122
Proceeds from sale of assets	—	0.085	—	0.170
Increase in loans and borrowings	9.411	—	30.918	3.800
Foreign exchange gain on cash and cash equivalents held in foreign currencies	0.418	0.018	—	—
	9.829	9.225	39.419	18.092

Uses:
Acquisition of property, plant and equipment	—	—	0.079	0.602
Repayment of loans and borrowings	10.320	(0.550)	30.921	—
Costs of issuance of shares and warrants	—	0.865	1.522	1.330
Withholding taxes paid pursuant to the settlement of non-treasury RSUs	—	0.314	—	0.574
Foreign exchange loss on cash and cash equivalents held in foreign currencies	—	—	0.092	0.238
Cash flows used in operating activities	3.027	6.587	7.565	20.670
	13.347	7.216	40.179	23.414

Net cash inflows (outflows)	$(3.518)	$2.009	$(0.760)	$(5.322)

Sources and Uses of Funds

For the nine-month period ended December 31, 2023, there was an increase of $3.0 million or 13% in loans and borrowings, net of repayments but including capitalized interests, and net proceeds from Direct Offerings were of $7.0 million. The proceeds were mainly used for operating activities which amounted to $7.6 million, including inventory procurement, salaries and professional fees, for a net cash outflow of $0.8 million. For the quarter ended December 31, 2023, loans and borrowings increased by $9.4 million, with $10.3 million used for repayments of loans and borrowings and $3.0 million of cash being used for operating activities, bringing net cash outflows in the period to $3.5 million.

Direct Offerings

On September 26, 2023, Neptune issued a total of 1,550,000 pre-funded warrants (“September 2023 Pre-Funded Warrants”), along with 250,000 common shares of the Company, as part of a registered direct offering ("September 2023 Direct Offering"). Each September 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the September 2023 Pre-Funded Warrants were sold together with 1,800,000 September 2023 Warrants. Each of the September 2023 Warrant is exercisable for one common share. Each of the common shares and September 2023 Pre-Funded Warrants and the accompanying September 2023 Warrants were sold together at a combined offering price of $2.50, for aggregate gross proceeds of $4,500,000 before deducting fees and other estimated offering expenses. The September 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the Closing Date and will terminate when such September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Warrants have an exercise price of $2.50 per share and can be exercised for a period of 5 years from the date of issuance. The September 2023 Pre-Funded Warrants were exercised in part during the nine-month period ended December 31, 2023, for gross proceeds of $116.

On May 15, 2023, Neptune issued a total of 192,652 pre-funded warrants (“May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each May 2023 Pre-Funded Warrant was exercisable for one Common Share. The common shares and the May 2023 Pre-Funded Warrants were sold together with 303,032 May 2023 Warrants (see note 10). Each of the May 2023 Warrant is exercisable for one common share. Each of the common shares and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4,000,000 before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants were funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such May 2023 Pre-Funded Warrants are exercised in full. The May 2023 Warrants had an exercise price of $13.20 per share and could be exercised for a period of 5 years from the date of issuance. The Pre-Funded Warrants were fully exercised during the nine-month period ended December 31, 2023, for gross proceeds of $541.

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

Loans and borrowings

On November 17, 2023, Biodroga Nutraceuticals Inc. (“Biodroga”), a subsidiary of the Company, executed an Invoice Purchase and Sale Agreement (the “PSA”) with Alterna Capital Solutions LLC (the “Lender”), dated November 8, 2023, providing for the purchase by the Lender of certain of Biodroga’s accounts receivable. Pursuant to the PSA, Biodroga agreed to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. In connection with the PSA, Biodroga and Alterna also executed an Inventory Finance Rider (the “Rider”), dated November 8, 2023, providing for advances by Alterna secured by the inventory of Biodroga. Subject to the Lender's discretion and the terms and conditions of the Rider and the PSA, the Lender may make advances to Biodroga of an aggregate amount up to and not to exceed, as of any date of determination of (i) 75% of Eligible Inventory (as defined in the Rider) valued at the lower of cost or market value, or (ii) 75% of the net orderly liquidation value of the Eligible Inventory. The maximum amount potentially available to be deployed by the Lender at any given time pursuant to the PSA and Rider is $3 million, which may be increased in $1 million increments up to a maximum of $8 million in accordance with the terms of the PSA. The PSA and Rider provide for the payment of fees by Biodroga, including a funds usage fee of prime plus 1% with a minimum interest rate of 9.5% per annum, and includes customary representations and warranties, indemnification provisions, covenants and events of default. The PSA and Rider provide for an initial twelve (12) month term, followed by automatic annual renewal terms unless Biodroga provides written notice pursuant to the PSA prior to the end of any term. In connection with the PSA, the Company delivered a Commercial Guaranty (the “Parent Guaranty”) to the Lender, guaranteeing the prompt payment and performance of the liabilities and obligations of Biodroga to the Lender under the PSA.

On November 6, 2023, the MSEC Promissory Note was amended, with the maturity date extended to June 30, 2025 and now bears interest at the rate of 15.0% per annum to June 30, 2024, payable in kind, and 7.5% per annum, payable in kind, and 7.5% per annum payable in cash, from and after June 30, 2024. However, the Company did not pay the other promissory notes that were due on February 1, 2024, but is working with the lenders to resolve the situation.  Consequently, the extension of the MSEC Promissory Note may be compromised.

On November 3, 2023, the Company converted a substantial portion of its debt in Sprout into Sprout equity pursuant to a binding term sheet entered into with NH Expansion Credit Fund Holdings L.P. (the "Exchange"). In accordance with the terms of the Exchange, Sprout debt was exchanged for Sprout equity resulting in Neptune having increased Sprout ownership from 50.1% to 89.5%. The Exchange substantially reduced Sprout's debt and amended the remaining Sprout promissory notes, extending their maturity date to June 30, 2025, and the terminating the guarantee currently provided by the Company. The Exchange will significantly improve the strategic positioning for both entities, decreasing expenses and positioning Sprout to become an independent trading entity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 21,250 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $21.20 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement. On May 22, 2023, the "Company" entered into a Waiver and Second Amendment to Note Purchase Agreement (the "Second Waiver Agreement"), with CCUR Holdings, Inc. ("Collateral Agent") and the purchasers named therein, related to the Note Purchase Agreement dated as of January 12, 2023 (the "Note Purchase Agreement"). The Second Waiver Agreement provides that the required prepayment of $2 million (the "Mandatory Prepayment"), due as of May 15, 2023, is waived, in part, until July 31, 2023, or for an additional thirty days thereafter if the Company has filed a Registration on Form S-1 with the Securities and Exchange Commission by July 31, 2023. Pursuant to the Second Waiver Agreement, the Company was required to pay, and has paid, $1 million of the Mandatory Prepayment. For the period beginning on March 31, 2023, through and including the date that the entire Mandatory Prepayment, including interest and fees is paid, interest on the sum of the outstanding principal amounts will accrue at the rate of 24% per annum. Thereafter, interest will revert to the rate otherwise provided under the Note Purchase Agreement. The Company also agreed to pay an extension fee in an aggregate amount of $138,606, which was added to the principal amount due.  The Company completed the repayment of these Notes on October 10, 2023.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Liquidity position

As at December 31, 2023, the Company’s liquidity position, consisting of cash and cash equivalents, was $1.2 million. Furthermore, as at December 31, 2023, the Company’s trade and other payables exceed its total current assets. Accordingly, the Company is required to actively manage its liquidity and expenses and payments of payables are not being made as the amounts become due. As of the date the financial statements are authorized for issuance, the cash balance is expected to be sufficient to operate the business for approximately one month under the current business plan. The Company requires funding in the very near term in order to continue its operations. If the Company is unable to obtain funding in the near-term, it may have to cease operations and liquidate its assets.

Liquidity and Capital Resources

Cash flows and financial condition for the three and nine-month periods ended December 31, 2023 and 2022

Summary

As at  December 31, 2023, cash and cash equivalent totaled $1.2 million, a decrease of $2.2 million or 64% compared to cash and cash equivalents totaling $3.4 million as at December 31, 2022.

Operating activities

During the three months ended December 31, 2023, our operating activities used cash of $3.0 million compared to $6.6 million for the three-month period ended September 30, 2022. During the nine-month period ended December 31, 2023 our operating activities used cash of $7.6 million compared to $20.7 million in the nine-month period ended December 31, 2022.

Investing activities

The Company's business models require low capital expenditures ("CAPEX") future investments. For the three-month period ended December 31, 2023 investing activities used $0.0 million compared to $3.2 million for the same period the prior year. For the nine-month period ended December 31, 2023, $0.1 million was used for investing activities; in the same period the prior year, $2.7 million was used for investing activities.

Financing activities

The Company has been successful in obtaining financing from public issuances, private placements and debt fundings. The Company entered into Registered Direct Offerings closed on June 23, 2022 ($5.0 million), October 11, 2022 ($6.0 million), May 15, 2023 ($4.0 million) and September 26, 2023 ($4.5 million). Secured promissory notes totaling $4.1 million were issued by Sprout during the year ended March 31, 2023: $3.0 million in July 2022, $0.25 million in August 2022, $0.55 million in November 2022 and $0.3 million in March 2023. Senior secured notes of $4.0 million were also issued by Neptune in January 2023, which were repaid in October 2023. Also in January 2023, Sprout entered into an accounts receivable factoring facility, for which the maximum available was $5.0 million, which was increased to $7.5 million in April 2023 following the addition of an inventory financing (of which $5.3 million was used as at December 31, 2023).

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

Loans and borrowings

On February 10, 2021, as part of the Sprout acquisition, Sprout issued a promissory note of $10.0 million guaranteed by the Company and secured by a first-ranking mortgage on all movable assets of Sprout current and future, corporeal and incorporeal, and tangible and intangible. The outstanding principal balance bears interest at the rate of 10% per annum, increasing by 1% per annum every three months during the term of the Secured Promissory Notes. The interest will be compounded and added to the principal amount on a quarterly basis. On April 27, 2023, the Company announced that Sprout extended the maturity of its existing $13 million secured promissory note with MSEC. The note maturity has been extended from February 1, 2024 to December 31, 2024, which will bear interest at the rate of 15.0% per annum through and including December 31, 2023, payable in kind, and 10.0% per annum, payable in kind, and 5.0% per annum payable in cash, from and after January 1, 2024. On November 6, 2023, the Company entered the Third Amended and Restated Secured Promissory Note, which shall bear interest at the rate of (i) fifteen percent (15.00%) per annum through and including June 30, 2024, which shall be compounded by being added to the principal amount of this Note on each Payment Date and (ii) from and after July 1, 2024 and continuing until this Note is repaid in full in accordance with the terms hereof, (a) seven and one-half percent (7.50%), which shall be compounded by being added to the principal amount of this Note on each Payment Date and (b) seven and one-half percent (7.50%) due and payable in cash on each Payment Date; provided, however, that upon an Event of Default (as defined below) and while such Event of Default is continuing, this Note shall bear interest at the rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable hereto, compounded weekly. Interest will be calculated on the basis of a 360-day year for the actual number of days elapsed.

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

On January 13, 2023, Neptune announced that it has closed on a senior secured notes financing (such notes, the "Notes") for gross proceeds of $4.0 million with CCUR Holdings, Inc. and Symbolic Logic, Inc. (collectively, the "Noteholders"). The Notes will mature 12 months from the initial closing and bear interest at a rate of 16.5% per annum. The notes are secured by the assets of Neptune excluding the assets of Sprout. Interest will be payable in kind on the first 6 monthly payment dates after the initial closing date and thereafter will be payable in cash. Pursuant to the terms of the Notes, the Company also issued to the Noteholders warrants to purchase an aggregate of 850,000 shares of Neptune common stock, with each warrant exercisable for 5 years following the initial issuance at a price of $0.53 per common share. On March 9, 2023, the Company entered into a Waiver and First Amendment to the Notes (the "Waiver Agreement"). The Waiver Agreement waives certain administrative, regulatory and financial statement related covenants as further described in the Waiver Agreement as required by the terms of the Notes. The lender has the right to demand immediate repayment in the event of default. Furthermore, in connection with the Waiver Agreement, the Notes were amended to provide that the Purchasers shall be paid an exit fee in the aggregate amount of $0.2 million, payable as follows: (i) on or prior to May 15, 2023, $0.1 million and (ii) on the Maturity Date (as defined in the Note Purchase Agreement), $0.1 million and the interest rate was increased to 24% for a period extending until the Company meets specified criteria in the Waiver Agreement. The Company completed the repayment of these Notes on October 10, 2023.

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

On November 6, 2023, the MSEC Promissory Note was amended, with the maturity date extended to June 30, 2025 and now bears interest at the rate of 15.0% per annum to June 30, 2024, payable in kind, and 7.5% per annum, payable in kind, and 7.5% per annum payable in cash, from and after June 30, 2024. However, the Company did not pay the other promissory notes that were due on February 1, 2024, but is working with the lenders to resolve the situation.  Consequently, the extension of the MSEC Promissory Note may be compromised.

On November 17, 2023, Biodroga Nutraceuticals Inc. (“Biodroga”), a subsidiary of the Company, executed an Invoice Purchase and Sale Agreement (the “PSA”) with Alterna Capital Solutions LLC (the “Lender”), dated November 8, 2023, providing for the purchase by the Lender of certain of Biodroga’s accounts receivable. Pursuant to the PSA, Biodroga agreed to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. In connection with the PSA, Biodroga and Alterna also executed an Inventory Finance Rider (the “Rider”), dated November 8, 2023, providing for advances by Alterna secured by the inventory of Biodroga. Subject to the Lender's discretion and the terms and conditions of the Rider and the PSA, the Lender may make advances to Biodroga of an aggregate amount up to and not to exceed, as of any date of determination of (i) 75% of Eligible Inventory (as defined in the Rider) valued at the lower of cost or market value, or (ii) 75% of the net orderly liquidation value of the Eligible Inventory. The maximum amount potentially available to be deployed by the Lender at any given time pursuant to the PSA and Rider is $3 million, which may be increased in $1 million increments up to a maximum of $8 million in accordance with the terms of the PSA. The PSA and Rider provide for the payment of fees by Biodroga, including a funds usage fee of prime plus 1% with a minimum interest rate of 9.5% per annum, and includes customary representations and warranties, indemnification provisions, covenants and events of default. The PSA and Rider provide for an initial twelve (12) month term, followed by automatic annual renewal terms unless Biodroga provides written notice pursuant to the PSA prior to the end of any term. In connection with the PSA, the Company delivered a Commercial Guaranty (the “Parent Guaranty”) to the Lender, guaranteeing the prompt payment and performance of the liabilities and obligations of Biodroga to the Lender under the PSA.

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

Equity

Equity consists of the following items (in millions):

	December 31,	March 31,
	2023	2023

Share capital	$327.944	$321.946
Warrants	6.648	6.155
Additional paid-in capital	59.681	58.139
Accumulated other comprehensive loss	(14.926)	(14.539)
Deficit	(410.595)	(383.641)
Total equity (deficiency) attributable to equity holders of the Company	$(31.248)	$(11.940)
Total equity (deficiency) attributable to non-controlling interest	(20.974)	(15.621)
Total equity (deficiency)	$(52.222)	$(27.561)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS

The following are the contractual obligations as at December 31, 2023:

						December 31, 2023
Required payments per year	Carrying amount	Contractual Cash flows	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Trade and other payables and provisions	$31.372	$31.372	$31.372	$—	$—	$—
Lease liabilities[1]	2.156	2.778	0.573	1.076	0.610	—
Loans and borrowings2	25.984	25.984	25.984	—	—	—
Other liability[3]	0.014	15.000	—	—	—	—
	$59.526	$75.134	$57.929	$1.076	$0.610	$—

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

On November 14, 2021, the Company and its CEO entered into an agreement pursuant to which the CEO’s existing employment agreement was amended to waive the Company’s obligation to procure directors and officers insurance coverage of up to $15 million for the period covering July 1, 2021 to July 31, 2022. The parties agreed that if the Company had successfully completed a strategic partnership prior to December 31, 2021, the CEO would have been entitled to approximately $6.9 million in cash and would have been granted fully vested options to purchase 212,500 shares of the Company’s common stock. The parties also agreed that if certain contingencies did not occur by December 31, 2021, the parties would negotiate for a period of 30 days and, in the absence of an agreement, would be entitled to a grant of vested RSUs with a value of approximately $8.6 million (or if the Company is unable to grant such RSUs, then a combination of cash and vested RSUs with equivalent value). On January 31, 2022, the parties agreed to extend the 30-day negotiation period for an additional 30 days. As the strategic partnership was not consummated by December 31, 2021, the CEO was entitled to the compensation mentioned above. The Company has accrued in trade and other payable the liability to the CEO of $8.6 million during the year ended March 31, 2023 and the balance of the accrual was $0.0 million as at December 31, 2023. The related charge for the three and nine-month periods ended December 31, 2023 is $nil and would have otherwise been included in selling general and administrative expenses.

The Company is required to pay royalties of 1% of its revenues in semi-annual installments, in perpetuity to the former CEO. A provision of $1.1 million for royalty payments is included in the table above for amounts currently due and is not otherwise included in table above.

Refer also to provisions disclosed in note 9, commitments disclosed in note 16(a) and legal proceedings in note 16(b) of the consolidated financial statements for the three and six-months periods ended December 31, 2023 and December 31, 2023.

The Company has no significant off-balance sheet arrangements as at December 31, 2023, other than those mentioned above and the commitments disclosed in note 16 of the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2023 and 2022.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The condensed consolidated interim financial statements are prepared in accordance with US GAAP. In preparing the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2023 and 2022, Management made estimates in determining transaction amounts and statement of financial position balances. Certain policies have more importance than others. We consider them critical if their application entails a substantial degree of judgment or if they result from a choice between numerous accounting alternatives and the choice has a material impact on reported results of operation or financial position. Please refer to the annual consolidated financial statements as at March 31, 2023 for more information about the Company’s most significant accounting policies and the items for which critical estimates were made in the financial statements and should be read in conjunction with the notes to the consolidated financial statements for the years ended March 31, 2023 and 2022.

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

During the three and nine-month periods ended December 31, 2023, the Company transacted with a few new customers for which financial positions deteriorated during the period. The Company has recorded specific provisions related to these customers.

The expected credit losses for the three and nine-month periods ended December 31, 2023 were $0.2 million and $0.2 million respectively, (2022 - $0.5 million and $0.5 million). As at December 31, 2023, 81% of our trade receivables are past due (March 31, 2023 – 82%). We have provided for 83% of past due receivables as at December 31, 2023 (March 31, 2023- 66%). Most of the past due trade receivables are from legacy customers of B2B cannabis services revenues as well as legacy Health and Wellness customers, for which they were provided for in fiscal 2021.

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

In the three and nine-month periods ended December 31, 2023, inventories have been reduced by $0.0 million and $0.2 million respectively (2022 - $0.0 million and $3.1 million) as a result of a write-down to their net realizable value, which is included in cost of sales.

The write-off of inventory for the three and nine-month periods ended December 31, 2022 was largely related to the completion of inventory write-downs of legacy Health and Wellness products as well as inventory write downs for legacy products related to the SugarLeaf facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

No event that would trigger re-evaluation of this assessment occurred during the three and nine-month periods ended December 31, 2023.

●

Judgment related to the recognition period to be used in recording stock-based compensation in the December 31, 2023 condensed consolidated balance sheet that is based on market and non-market conditions (notes 11 and 13 of the condensed consolidated interim financial statements)

On July 8, 2019, the Company granted 2,500 non-market performance options under the Company stock option plan at an exercise price of $6,202.00 per share to the CEO, expiring on July 8, 2029. These options vest after the attainment of non-market performance conditions within the following ten years. These non-market performance options required the approval of amendments to the stock option plan and therefore the fair value of these options was revalued up to the date of approval of the amendments (grant date). These options are valued based on level 3 inputs. During the twelve-month period ended March 31, 2022, changes in estimated probability of achievement of the non-market performance conditions or the expected number of years to achieve the performance conditions resulted in a recovery of stock-based compensation recognized under this plan. None of these non-market performance options have vested as at December 31, 2023. Changes in these assumptions would impact the timing of which the expense is recognized. These options were not exercisable as at December 31, 2023 and March 31, 2023.

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

On May 15, 2023, Neptune issued a total of 7,706,050 pre-funded warrants (“May 2023 Pre-Funded Warrants”), along with 110,380 common shares of the Company, as part of a registered direct offering ("May 2023 Direct Offering"). Each Pre-Funded Warrant was exercisable for one Common Share. The common shares and the Pre-Funded Warrants were sold together with 303,031 May 2023 Warrants (the "May 2023 Warrants"). Each of the May 2023 Warrant is exercisable for one common share. Each of the common share and May 2023 Pre-Funded Warrants and the accompanying May 2023 Warrants were sold together at a combined offering price of $13.20, for aggregate gross proceeds of $4.0 million before deducting fees and other estimated offering expenses. The May 2023 Pre-Funded Warrants are funded in full at closing except for a nominal exercise price of $0.004 and are exercisable commencing on the Closing Date and will terminate when such Pre-Funded Warrants are exercised in full. The May 2023 Warrants have an exercise price of $13.20 per share and can be exercised for a period of 5 years from the date of issuance. Proceeds of the May 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the May 2023 Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Black-Scholes model, resulting in an initial warrant liability of $2.0 million for the May 2023 Warrants. The May 2023 Pre-Funded Warrants were also valued using the Black-Scholes model, resulting in $1.3 million relative fair value recorded under equity, and by difference, $0.7 million was allocated to the Common Shares. The May 2023 Pre-Funded Warrants were exercised in part during the three-month period ended December 31, 2023 for gross proceeds of $541. Total issue costs related to this direct offering were of $0.8 million, of which $0.1 million were recorded under common stock, $0.2 million were recorded under equity warrants and $0.4 million were recorded under finance costs.

On September 26, 2023, the Company issued 1,800,000 of its common shares (or common share equivalents in lieu thereof) and accompanying warrants to purchase up to an aggregate of 1,800,000 common shares at a combined public offering price of $2.50 per share and accompanying warrant, resulting in gross proceeds of approximately $4.5 million. The warrants have an exercise price of $2.50 per share, are immediately exercisable upon issuance and will expire five years following the date of issuance. On that day, the Company issued 250,000 common shares and 1,550,000 pre-funded warrants, along with 1,800,000 warrants (the "September 2023 Warrants"). As of December 31, 2023, 1,156,000 common shares were issued upon exercise of pre-funded warrants, leaving 394,000 pre-funded warrants outstanding; none of the September 2023 Warrants have been exercised to date. Proceeds of the $4,500,000 September 2023 Direct Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. The fair value of the liability-classified warrants was determined using the Binomial model, resulting in an initial warrant liability of $2.0 million for the September 2023 Warrants. The Pre-Funded Warrants were also valued using the Binomial model, resulting in $2.0 million relative fair value recorded under equity, and by difference, $0.5 million was allocated to the Common Shares. The Company is in need of financing to be able to continue its activities as described in note 1. Certain Pre-Funded Warrants were exercised in part during the three-month period ended December 31, 2023 for gross proceeds of $116. Total issue costs related to this direct offering were of $0.8 million, of which $0.1 million were recorded under common stock, $0.3 million were recorded under equity warrants and $0.3 million were recorded under finance costs.

●	Estimating the fair value of bonus-based on market conditions (note 13(c) of the consolidated financial statements)

According to the employment agreement with the CEO, a long-term incentive of $15 million is payable if the Company’s US market capitalization is at least $1 billion. The Company uses a risk-neutral Monte Carlo simulation to estimate the fair-value of this instrument and recognizes the incentive over the estimated period to reach the market capitalization. The incentive is being recognized over the estimated period to reach the market capitalization. The risk-neutral Monte-Carlo simulation uses level 3 inputs. The assumptions used in the simulation include a risk free-rate of 3.88% and a volatility of 101.26% for the three-month period ended December 31, 2023 (respectively 3.88% and 75.09% for the three-month period ended December 31, 2022). An increase or decrease in the volatility assumption significantly impacts the fair value of the long-term incentive.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN ACCOUNTING POLICIES AND FUTURE ACCOUNTING CHANGES

The accounting policies and basis of measurement applied in the condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2023 and 2022 are consistent year over year.

As a result of a significant portion of its revenues, expenses, assets and liabilities being denominated in US dollars and the increasing American scope of its operations, Neptune changed its functional currency from Canadian dollars (“CAD”) to U.S. dollars (“USD”), effective October 1, 2022. This change in functional currency has been applied prospectively from the date of the change.

ISSUED AND OUTSTANDING SECURITIES

The following table details the number of issued and outstanding securities as at the date of this MD&A:

Number of Securities Issued and Outstanding

Common shares	4,532,038
Share options	13,895
Deferred share units	110
Restricted share units	71
Warrants	2,894,479
Total number of securities	7,440,593

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

Evaluation of DC&P

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the design and effectiveness of our Disclosure Controls and Procedures as of December 31, 2023 and, based on their evaluation, have concluded that the Disclosure Controls and Procedures were not effective as of that date due to material weaknesses disclosed below.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2022, the Company did not effectively design, implement and operate effective process-level control activities related to its key processes (such as the financial reporting process (including consolidation and journal entries), the purchase to pay process (including cutoff), the inventory process, the order to cash process and the equity process (financial instruments and stock-based compensation), account level assertions and disclosures, including entity level controls and information technology general controls (“ITGCs”).

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

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended March 31, 2023. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

Our CEO and CFO have taken additional steps to support that the financial statements as of and for the three and nine-month periods ended December 31, 2023 are presented fairly in accordance with US GAAP.

Changes in ICFR

For the quarter ended December 31, 2023, the Company has concluded that there were no changes in its ICFR that has materially affected or is reasonably likely to materially affect the Company’s ICFR for the three and nine-month periods ended December 31, 2023.

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

Refer to Note 9, "Provisions", and Note 16, “Commitments and Contingencies,” of our condensed consolidated interim financial statements in Part I, Item 1 within this Quarterly Report, for further information on our legal proceedings.

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

During the three and nine-month periods ended December 31, 2023, except as set forth below there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K.

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

A large portion of our outstanding shares of common stock are currently held in a class action settlement fund, and the sale, distribution or disposition of these shares could result in one or more shareholders obtaining a significant ownership stake in the common stock of the Company.

On or about October 11, 2023, the Neptune Settlement Fund, a qualified settlement fund established for the sole purpose of maintaining the settlement proceeds awarded in the class action settlement approved by the United States District Court for the Eastern District of New York in Gong v. Neptune Wellness Solutions, Inc., 2:21-cv-01386-ENV-ARL (E.D.N.Y.), was awarded 2,522,936 shares of the Company’s common stock as part of the settlement award. The Neptune Settlement Fund currently holds 1,778,380 shares of the Company’s common stock, which constitutes approximately 39.24% of the Company’s total outstanding shares. While the Neptune Settlement Fund has indicated that it does not currently plan to engage in active participation in the Company’s affairs or vote the shares in a way that would change the current board of directors or management of the Company, there can be no assurances that these intentions will not change in the future. Furthermore, due to the size of the settlement award, a distribution of the settlement shares to the class members or a disposal or sale of the shares on behalf of the class members could result in one or more shareholders owning significant percentage of the Company’s common stock.  The Company is not currently aware of any intentions by the Neptune Settlement Fund to dispose of any settlement shares or when the Neptune Settlement Fund intends to distribute the awarded shares to the class members.

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

Neptune Wellness Solutions Inc.

Date: February 16, 2024	By:	/s/ Michael Cammarata
Michael Cammarata
President, Chief Executive Officer and Director (Principal Executive Officer)